Form 10-Q
period 1998-03-31
MORTON INTERNATIONAL INC /IN/
filed 1998-05-11
CIK 1035972

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1998
                                                          OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________________ to ______________


                           Commission File No. 1-12825

                           MORTON INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Indiana                                       36-4140798
---------------------------------------    ------------------------------------
State of Incorporation or Organization)    (I.R.S. Employer Identification No.)


100 North Riverside Plaza, Chicago, Illinois                        60606-1596
--------------------------------------------                        ----------
 (Address of Principal Executive Offices)                           (Zip Code)

Registrant's Telephone Number                                   (312) 807-2000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X  No
                                        ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

              Class                             Outstanding at March 31, 1998
 -----------------------------                  -----------------------------
 Common Stock, $1.00 par value                        127,715,128 shares

                           MORTON INTERNATIONAL, INC.
                          QUARTERLY REPORT ON FORM 10-Q




                                                                          INDEX
                                                                          PAGE
                                                                          -----

PART I.  FINANCIAL INFORMATION:
------------------------------
Item 1.  Financial Statements (Unaudited)

               Consolidated Statements of Income and Retained
                      Earnings - Three months and Nine months ended
                      March 31, 1998 and 1997                               3

               Consolidated Balance Sheets - March 31, 1998
                      and June 30, 1997                                     4

               Consolidated Statements of Cash Flows -
               Nine months ended March 31, 1998 and 1997                    5

               Notes to Consolidated Financial Statements -
                      March 31, 1998                                        6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               7-10

PART II.  OTHER INFORMATION
---------------------------

Item 6. Exhibits and Reports on Form 8-K                                   10

SIGNATURE                                                                  10

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                           MORTON INTERNATIONAL, INC.
       CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
                       (IN MILLIONS EXCEPT PER SHARE DATA)


                                                                       Three Months Ended               Nine Months Ended
                                                                          March 31                          March 31
                                                                   ------------------------       ----------------------------
                                                                      1998          1997             1998              1997
                                                                   ----------    ----------       ----------        ----------
Net sales                                                         $    660.5    $    638.5       $  1,926.7        $  1,725.7
Interest, royalties and sundry income                                    9.0           6.9             27.1              27.8
                                                                   ----------    ----------       ----------        ----------
                                                                       669.5         645.4          1,953.8           1,753.5
Deductions from income:
   Cost of products sold                                               451.5         430.5          1,312.2           1,165.3
   Selling, administrative and general expense                          98.6          89.6            299.0             266.8
   Research and development expense                                     16.0          15.1             46.0              44.3
   Interest expense                                                      5.8           6.6             17.4              18.6
   Amortization of goodwill                                              3.0           3.0              9.0               8.1
                                                                   ----------    ----------       ----------        ----------
                                                                       574.9         544.8          1,683.6           1,503.1
                                                                   ----------    ----------       ----------        ----------
Income from continuing operations
  before income taxes                                                   94.6         100.6            270.2             250.4
Income taxes                                                            34.1          36.2             97.3              90.3
                                                                   ----------    ----------       ----------        ----------
Income from continuing operations                                       60.5          64.4            172.9             160.1
Income from discontinued operations,
  net of applicable income taxes                                         -            44.9              -               116.0
                                                                   ----------    ----------       ----------        ----------
Net income                                                              60.5         109.3            172.9             276.1

Retained earnings at beginning of period                             1,780.4       1,799.5          1,706.0           1,675.5
Cash dividends:  $.12  and  $.15  per share for the
  three months ended March 31, 1998 and 1997,
  respectively; $.36 and $.45  per share for the nine months
  ended March 31, 1998 and 1997, respectively                          (15.7)        (21.1)           (47.7)            (63.9)
Exercise of stock options                                               (2.3)          -               (8.3)              -
                                                                   ----------    ----------       ----------        ----------

Retained earnings at end of period                                $  1,822.9    $  1,887.7       $  1,822.9        $  1,887.7
                                                                   ==========    ==========       ==========        ==========

Basic Earnings Per Share:
  Income from continuing operations                               $      .47    $      .46       $    1 .31        $    1 .13
  Income from discontinued operations                                      -           .31                -               .81
                                                                   ----------    ----------       ----------        ----------
  Net income                                                      $      .47    $      .77       $    1 .31        $    1 .94
                                                                   =========     ==========       ==========        ==========

       Shares used in computation (in thousands)                                                    132,415           142,030
                                                                                                  ==========        ==========

Diluted Earnings Per Share:
  Income from continuing operations                               $      .46    $      .45       $    1 .29        $    1 .11
  Income from discontinued operations                                      -           .31                -               .80
                                                                   ----------    ----------       ----------        ----------
  Net income                                                      $      .46    $      .76       $    1 .29        $    1 .91
                                                                   ==========    ==========       ==========        ==========

       Shares used in computation (in thousands)                                                    134,444           143,966
                                                                                                  ==========        ==========

See notes to consolidated financial statements.

                           MORTON INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  (IN MILLIONS)

                                                                    March 31            June 30
                                                                      1998               1997
                                                               -----------------    ---------------
                                                                                        (Note)
ASSETS
Current assets
   Cash and cash equivalents                                  $          156.7     $        430.3
   Receivables                                                           483.1              466.4
   Deferred income tax benefits                                           13.9               13.7
   Inventories                                                           364.7              351.6
   Prepaid expenses                                                      133.8              128.0
                                                               ---------------      -------------
          Total current assets                                         1,152.2            1,390.0
                                                               ---------------      -------------

Other assets
   Cost in excess of net assets of businesses
     acquired, less amortization                                         342.2              338.4
   Investments in affiliates                                              91.9               91.5
   Miscellaneous                                                         101.6              105.9
                                                               ---------------      -------------
                                                                         535.7              535.8
                                                               ---------------      -------------

Property, plant and equipment, at cost                                 1,755.0            1,712.5
   Less allowances for depreciation                                      874.4              833.4
                                                               ---------------      -------------
                                                                         880.6              879.1
                                                               ---------------      -------------
                                                              $        2,568.5     $      2,804.9
                                                               ===============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Notes payable and current portion of long-term debt        $           70.7     $         32.7
   Accounts payable                                                      216.5              255.9
   Accrued salaries, wages and other compensation                         45.2               58.4
   Other accrued expenses                                                146.4              156.2
   Income taxes                                                           17.7               19.9
                                                               ---------------      -------------
          Total current liabilities                                      496.5              523.1
                                                               ---------------      -------------

Long-term debt, less current portion                                     225.0              224.1
Deferred income taxes                                                     46.0               46.0
Accrued postretirement benefits other than pensions                      157.5              156.0
Other noncurrent liabilities                                             114.6              121.4
                                                               ---------------      -------------
         Total noncurrent liabilities                                    543.1              547.5
                                                               ---------------      -------------

Shareholders' equity
   Preferred Stock (par value $1.00 per share)
     Authorized - 25.0 shares, none issued
   Common Stock (par value $1.00 per share)
     Authorized - 500.0 shares
     Issued-140.1 shares at March 31, 1998 and
        June 30, 1997                                                    140.1              140.1
   Additional paid-in capital                                              -                   .3
   Retained earnings                                                   1,822.9            1,706.0
   Foreign currency translation adjustment and other                     (33.7)             (16.8)
                                                               ---------------      -------------
                                                                       1,929.3            1,829.6
   Less cost of common stock in treasury- 12.4 shares
    at March 31, 1998 and  3.0 shares at June 30, 1997                   400.4               95.3
                                                               ---------------      -------------
          Total Shareholders' Equity                                   1,528.9            1,734.3
                                                               ---------------      -------------
                                                              $        2,568.5     $      2,804.9
                                                               ===============      =============

Note: The balance sheet at June 30, 1997 has been derived from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                           MORTON INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                             Cash Provided (Used)
                                                                               Nine Months Ended
                                                                                   March 31
                                                                      -------------------------------
                                                                           1998              1997
                                                                      -------------       -----------
Operating Activities
  Income from continuing operations                                  $     172.9         $     160.1
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Depreciation and amortization                                         97.9                81.1
      Deferred income taxes                                                   .3                  .8
      Undistributed earnings of affiliates                                  (1.7)               (6.8)
      Changes in operating assets and liabilities
        net of effects of businesses acquired:
          Receivables                                                      (28.3)              (42.4)
          Inventories and prepaid expenses                                 (27.0)               11.9
          Accounts payable and accrued expenses                            (54.7)              (16.4)
          Accrued income taxes                                               3.6                14.2
          Other - net                                                        2.8                (1.4)
                                                                      -----------         -----------
            Net cash provided by operating activities                      165.8               201.1
                                                                      -----------         -----------

Investing Activities
  Purchase of property, plant and equipment                               (102.5)              (80.8)
  Proceeds from property and other asset disposals                           5.3                 5.5
  Cash invested in businesses acquired                                     (18.1)             (242.7)
  Investment in affiliates                                                  (4.7)                -
                                                                      -----------         -----------
            Net cash used for investing activities                        (120.0)             (318.0)
                                                                      -----------         -----------

Financing Activities
  Purchase of common stock for treasury                                   (326.8)             (125.9)
  Net increase of short-term notes payable                                  42.2               297.8
  Repayment of long-term debt                                               ( .3)               ( .1)
  Stock option transactions                                                  8.4                10.1
  Dividends paid                                                           (47.7)              (63.9)
                                                                      -----------         -----------
            Net cash (used for) provided by financing activities          (324.2)              118.0
                                                                      -----------         -----------

Discontinued Operations
Net transfer from discontinued operations                                    -                  49.9
                                                                      -----------         -----------

Effect of foreign exchange rate changes on cash
  and cash equivalents                                                       4.8                 6.1
                                                                      -----------         -----------
(Decrease) increase in cash and cash equivalents                          (273.6)               57.1
Cash and cash equivalents at beginning of year                             430.3                68.9
                                                                      -----------         -----------
Cash and cash equivalents at end of period                           $     156.7         $     126.0
                                                                      ===========         ===========


See notes to consolidated financial statements.

                           MORTON INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation
---------------------

The interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1998. It is suggested that the financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

Earnings Per Share
------------------

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate restated, to conform to the Statement 128 requirements.

The numerators for the earnings per share disclosures on the accompanying unaudited Consolidated Statements of Income and Retained Earnings are the same as the income numbers shown on that Statement. Following is the computation of the denominator for the basic and diluted earnings per share calculations:

                                                         Nine months ended
                                                              March 31
                                                        -----------------------
                                                             (in thousands)
                                                          1998            1997
                                                          ----            ----
       Denominator for basic earnings per share         132,415         142,030
         -weighted average shares outstanding
       Dilutive effect of employee stock options          2,029           1,936
                                                        -------         -------
       Denominator for diluted earnings per share       134,444         143,966
                                                        =======         =======

Inventories
-----------

Inventories are stated at the lower of cost (principally last-in, first-out method) or market. Components of inventories are as follows:

                                                     March 31            June 30
                                                       1998                1997
                                                     --------            -------
                                                            (in millions)
       Finished products and work-in-process           $279.9             $271.8
       Materials and supplies                            84.8               79.8
                                                       ------             ------
                                                       $364.7             $351.6
                                                       ======             ======

Item 2.  Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
                and Results of Operations
                -------------------------

Results of Operations
---------------------

Income from continuing operations for the third quarter of fiscal 1998 was $60.5 million, down 6 percent from income from continuing operations of $64.4 million for the third quarter of fiscal 1997. An exceptionally mild winter, the slowdown in the Asian economy, foreign exchange and competitive factors combined to dampen sales and earnings in the quarter ended March 31, 1998. Overall sales for the salt and specialty chemicals businesses rose only 3 percent to $660.5 million in the quarter compared to last year's third quarter sales of $638.5 million. Basic and diluted earnings per share from continuing operations for the quarter of 47 cents and 46 cents, respectively, were up one cent over fiscal 1997.

For the nine month period ended March 31, 1998, sales were $1.9 billion, up 12 percent over sales from continuing operations for the same period of the prior fiscal year. Income from continuing operations for the first nine months of fiscal 1998 was $172.9 million versus $160.1 million for the first nine months of fiscal 1997, an 8 percent increase. Basic earnings per share from continuing operations was $1.31 for the first nine months of fiscal 1998, compared to $1.13 for the same period of fiscal 1997. Diluted earnings per share from continuing operations increased 16 percent from $1.11 in the first nine months of fiscal 1997 to $1.29 in the same period of fiscal 1998.

Last year, Morton International's results included its airbag operation, which has been reflected as a discontinued operation. Including the results of discontinued operations, earnings per share for the third quarter of fiscal 1997 were 77 cents and 76 cents on a basic and diluted basis, respectively. For the first nine months of fiscal 1997, earnings per share including discontinued operations were $1.94 on a basic earnings per share basis and $1.91 on a diluted basis.

In the third quarter of fiscal 1998, specialty chemicals sales were up 2 percent to $429.4 million versus $422.6 million in the same period of fiscal 1997. Sales to Asia in the third quarter have declined dramatically, especially in the plastics additives and thermoplastic polyurethanes product lines, while packaging adhesives also felt a slowdown in South America. In addition, the translation of foreign exchange negatively impacted sales by $12.9 million and earnings by $1.5 million in the third quarter. The Company also experienced competitive pricing pressures in several product lines, including electronic materials, dyes, and liquid polysulfides. Third quarter operating earnings for specialty chemicals were $62.1 million, an 8 percent decrease from the third quarter of fiscal 1997. Operating margins fell in the quarter to 14.5 percent compared to 16.0 percent in the prior year's strong third quarter.

Among those chemical product lines which showed good sales growth in the third quarter were industrial activities, waterbased polymers, advanced materials, performance chemicals, industrial coatings, powder coatings, and traffic markings. The combined sales of these product lines contributed 46 percent of the group's total sales and grew 8 percent over the third quarter of fiscal 1997. Those product lines contributing good earnings growth were industrial activities, advanced materials, performance chemicals, and powder coatings. Earnings for these product lines constituted 40 percent of the group's total earnings and collectively showed a 7 percent improvement over the third quarter of fiscal 1997.

For the first nine months of fiscal 1998, specialty chemicals sales increased 6 percent to $1.3 billion versus $1.2 billion for the first nine months of fiscal 1997. The results of the first nine months were impacted favorably by volume growth in several product lines and the acquisition of the

Italian powder coatings business ("Pulverlac") which increased sales by $35.3 million. Three months of Pulverlac sales are included in fiscal 1997. However, foreign exchange translations had an unfavorable impact of $52.1 million on the first nine months results. Operating earnings for the chemical group for the first nine months of fiscal 1998 were $195.6 million, up 3 percent from the results of the same period in fiscal 1997. Higher volumes, Pulverlac earnings and successful cost control programs were leading factors in the improved earnings for the first nine months; however, the earnings gain was unfavorably impacted by $6.4 million as a result of foreign exchange translations and the previously mentioned slowdown in Asia and competitive pricing pressures.

The product lines which showed sales improvement during the third quarter also performed above prior year results for the nine months ending March 31. Cumulatively, they contributed 45 percent of chemical group sales and improved 13 percent from the first nine months of fiscal 1997. In addition, certain product lines which suffered from exchange impact and competitive factors in the third quarter showed a nine month year-to-date improvement over last year, including plastics additives, dyes and organics, and electronic materials. The product lines showing improvement in operating earnings over fiscal 1997 for the third quarter also performed above prior year for the first nine months. These product lines, including Pulverlac's results, were 38 percent of total operating earnings and showed a 19 percent improvement from fiscal 1997 to fiscal 1998 in the first nine months. Also recording a nine month year-to-date improvement in operating earnings were thermoplastic polyurethanes and automotive coatings.

Salt sales for the third quarter of fiscal 1998 were $231.1 million, up 7 percent from fiscal 1997 third quarter sales of $215.9 million. Included in third quarter fiscal 1998 was $50.0 million in sales generated by Salins du Midi, the European salt business acquired in the latter part of fiscal 1997. Excluding the results of the acquisition, salt sales decreased 16 percent for the third quarter. The salt business was negatively impacted by the El Nino effect. Ice control sales were down 33 percent in the quarter as the mildest winter on record in North America meant less snow for the ice control product lines. Europe also experienced a relatively mild, snow-free winter. The lack of ice control sales in this quarter meant that what is normally the best sales quarter for the salt business came in below fiscal year 1998's second quarter. Non-ice control salt products showed an increase for the quarter led by food processing and chemical product lines, up 11 percent, and grocery product lines, up 10 percent. Salt operating earnings were $50.0 million in the third quarter of fiscal 1998, down 8 percent from $54.4 million in the third quarter of fiscal 1997. Excluding Salins results of $5.3 million, operating earnings decreased 18 percent in the third quarter. Operating margins for salt were 21.6 percent in the third quarter of fiscal 1998 versus 25.2 percent for the same period in fiscal 1997, reflecting the lower operating margins of Salins du Midi. The Company settled its insurance claim related to the Mines Seleine salt mine in Quebec during the third quarter. The net impact of the settlement was not significant.

For the nine month period ending March 31, 1998, salt sales were $637.0 million, a 27 percent improvement over sales of $503.3 million in the first nine months of fiscal 1997. Excluding the results of Salins du Midi of $158.7 million, sales decreased 5 percent. Salt operating earnings for the first nine months of fiscal 1998 were $124.9 million, up 6 percent from $117.5 million for the same period last year. Excluding the results of Salins du Midi, operating earnings were down 9 percent primarily due to the impact of the mild winter in North America on ice control salt sales in the third quarter.

The Company's earnings per share benefited from tight control of corporate costs as well as fewer shares outstanding. Company corporate costs were 17 percent lower in the third quarter of fiscal 1998 versus the same period of last fiscal year. For the first nine months of fiscal 1998, corporate costs were 12 percent lower than the same period of the prior year. These reductions were due to continued lower corporate administrative expenses, higher interest income, and lower interest expense.

Liquidity and Capital Resources
-------------------------------

Operating activities were a source of cash in the nine month periods ended March 31, 1998 and 1997, providing $165.8 million and $201.1 million, respectively.

Income from continuing operations provided cash of $172.9 million during the first nine months of fiscal 1998 versus $160.1 million for the same period of fiscal 1997. In the first nine months of the current fiscal year, depreciation and amortization was $16.8 million greater than during the same period of the prior year. Changes in operating assets and liabilities resulted in a use of $103.6 million in the first nine months of fiscal 1998 compared to a $34.1 million use of funds last year. The increased use was primarily due to increased inventories and lower payables and accrued expenses at March 31, 1998 partially offset by reduced receivables.

Investing activities in the first nine months of fiscal 1998 generated a $120.0 million use of funds compared to $318.0 million use of funds for the same period last year. The primary use of funds in the current fiscal year continues to be the result of capital spending, which used $102.5 million in the nine months ending March 31, 1998. Expansion related to certain chemical products as well as basic upkeep of the salt and chemical manufacturing facilities continue to be the major areas of capital spending. The fiscal 1998 capital spending amounts include $8.5 million related to the businesses acquired in fiscal 1997. Cash invested in businesses acquired was $18.1 million in the first nine months of fiscal 1998 versus $242.7 million in the first nine months of fiscal 1997 which was primarily related to the late third quarter fiscal 1997 acquisition of a French salt company and an Italian powder coatings company in December 1996.

Financing activities for the nine month period ending March 31, 1998 were a $324.2 million use of funds compared to a $118.0 million source of funds during the same period in the prior year. The major use of funds during the period ending March 31, 1998 was the common stock repurchase program. The total amount spent to repurchase company stock was $326.8 million in the first nine months of fiscal 1998 compared to $125.9 million for the same period last year. During the third quarter Morton continued its share buyback program, repurchasing 2.8 million shares of the current 10 million share repurchase authorization by its board (.4 million shares of this authorization were repurchased in the second quarter). Since the spinoff last year, Morton has repurchased 13.2 million shares at an average price of $32.26 bringing the shares outstanding to 127.7 million at March 31, 1998. Dividends paid in the nine month period ending March 31, 1998 were $47.7 million versus $63.9 million for the nine month period ending March 31, 1997. This decrease was attributed to a nine cents per share reduction in dividends paid after discontinuing the airbag business in a spinoff transaction coupled with fewer shares outstanding due to the share repurchase program. Short-term notes payable for the nine months ending March 31, 1998 was a source of funds of $42.2 million compared to a source of funds of $297.8 million in the same period of the last fiscal year. This change reflects a reduction in the level of incremental borrowing due to the cash on hand which was received in fiscal 1997 from discontinued operations.

The Company's current ratio was 2.3 at March 31, 1998, compared to a 2.7 ratio at June 30, 1997. Total debt as a percentage of total capitalization at March 31, 1998, was 15.8 percent compared to 12.6 percent at June 30, 1997.

As of March 31, 1998, the Company has unexpended authorizations for fixed asset spending of $74.8 million. These authorizations related primarily to chemical
facility   expansion,   product
improvements, and facility upgrades on a company-wide basis.

On May 1, 1998, the Company filed a $1 billion shelf registration with the Securities and Exchange Commission. Net proceeds from the sale of the debt securities will be used for general corporate purposes which may include financing and re-financing of acquisitions, purchases of Company stock, repurchases of outstanding long-term debt, capital expenditures, investments in subsidiaries, working capital and repayment of borrowings under credit facilities.

Estimated cash flow from operations and current financial resources, including financing capacity, are expected to be adequate to fund the Company's anticipated working capital requirements, fixed asset spending, dividend payments and share repurchases in the foreseeable future.


                                     PART II

                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

The Company did not file any 8-K Reports during the fiscal quarter ended March 31, 1998.


                      *************************************

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 MORTON INTERNATIONAL, INC.
                                                 --------------------------
                                                         (Registrant)


Date:     May 11, 1998                        BY:   /s/ L. N. Liszt
     ---------------------                       --------------------------
                                                           L. N. Liszt
                                                           Controller
                                                 (Principal Accounting Officer)