Form 10-K
period 1998-06-30
MORTON INTERNATIONAL INC /IN/
filed 1998-09-21
CIK 1035972

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
  /X/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1998

                                       OR

  / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         For the Transition period from
                               -------------- to
                                 --------------
                         Commission file number 1-12825

                           MORTON INTERNATIONAL, INC.

 Incorporated in the State of Indiana          IRS Employer Identification
                                                      No. 36-4140798

                             Principal Executive Offices:

            100 North Riverside Plaza, Chicago, Illinois 60606-1596
                        Telephone Number: (312) 807-2000

Securities registered pursuant to Section 12(b) of the Act:

                                                NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                 ON WHICH REGISTERED
        ------------------------------        --------------------------
           Common Stock, par value             New York Stock Exchange
               $1.00 per share

         Common Stock Purchase Rights          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

    Aggregate market value of registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock
Exchange-Composite Transaction Listing on August 27, 1998 ($23 per share):
$2,835,858,140.

    Number of shares of Common Stock outstanding as of August 27, 1998:
123,979,931.

                      DOCUMENTS INCORPORATED BY REFERENCE

    1. Portions of Annual Report to Shareholders for the fiscal year ended June 30, 1998: Parts I, II and IV.

    2. Portions of definitive Proxy Statement dated September 11, 1998: Parts III and IV.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS*

GENERAL DEVELOPMENT OF BUSINESS

    Effective April 30, 1997, Morton International, Inc. ("Old Morton") contributed its salt and specialty chemicals businesses to a newly-created subsidiary, New Morton International, Inc. ("New Morton"), all the outstanding common stock of which was then spun off on a share-for-share basis to the shareholders of Old Morton. Immediately thereafter, New Morton's corporate name was changed to Morton International, Inc. ("the Company" or "Morton"), and Old Morton's automotive safety products business was combined with the businesses of Autoliv AB, a Swedish corporation, through the formation of a new Delaware holding company, Autoliv, Inc.

BUSINESS SEGMENTS

    The Company operates in two business segments: Specialty Chemicals and Salt, manufacturing and marketing a wide range of products for industrial and consumer use in the United States ("U.S.") and internationally. The Company's international business is subject to those risks inherent in carrying on business outside of the U.S., including currency fluctuations, possible nationalization, expropriation, price controls or other restrictive government action.

                              SPECIALTY CHEMICALS

    The Specialty Chemicals segment manufactures a wide variety of high technology and specialized chemical products for a multitude of customer applications. It conducts chemical operations directly and through direct or indirect subsidiaries and joint venture arrangements. Specialty chemical products are marketed throughout the world directly to customers and indirectly through distributors and agents. Western Europe and North America are the major geographic markets served. The four Specialty Chemicals groups are described below.

ADHESIVES & POLYMERS

    A major product line for this group is adhesives used for flexible packaging, extrudable specialties and industrial applications. Laminating adhesives are used primarily in food packaging to bond paper, film, or foil. Extrudable specialty products are used in the coextrusion process to manufacture multi-layer plastic film, sheet and bottles. Industrial adhesives are used for bonding rigid substrates, such as rubber to metal or panels used in construction.

---------

* THIS FORM 10-K CONTAINS STATEMENTS WHICH ARE NOT HISTORICAL FACTS BUT FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE THE COMPANY'S RESULTS TO DIFFER MATERIALLY FROM WHAT IS PROJECTED, INCLUDING THE
FOLLOWING: HIGHER RAW MATERIAL COSTS OR OTHER EXPENSES; A MAJOR LOSS OF CUSTOMERS; INCREASED COMPETITIVE PRICING PRESSURE ON THE COMPANY'S BUSINESSES; FAILURE TO DEVELOP OR COMMERCIALIZE SUCCESSFULLY NEW PRODUCTS OR TECHNOLOGIES; THE OUTCOME OF PENDING AND FUTURE LITIGATION AND GOVERNMENTAL PROCEEDINGS; CHANGES IN LAWS AND REGULATIONS, INCLUDING ENVIRONMENTAL; PLANT DISRUPTIONS OR SHUTDOWNS DUE TO ACCIDENTS, NATURAL ACTS OR GOVERNMENTAL ACTION; UNANTICIPATED WEATHER CONDITIONS; PRODUCT SPILLS OR LIABILITY ISSUES; AND OTHER DIFFICULTIES IN IMPROVING MARGINS OR FINANCIAL PERFORMANCE. IN ADDITION, THE COMPANY'S FORWARD-LOOKING STATEMENTS COULD BE AFFECTED BY GENERAL INDUSTRY AND MARKET CONDITIONS AND GROWTH RATES, GENERAL DOMESTIC AND INTERNATIONAL ECONOMIC CONDITIONS INCLUDING CURRENCY EXCHANGE RATE FLUCTUATIONS AND OTHER FACTORS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD- LOOKING STATEMENTS WHETHER AS A RESULT OF NEW INFORMATION OR FUTURE EVENTS.

    Other major product lines manufactured by this group include thermoplastic polyurethanes, water-based polymers and automotive adhesives.

CHEMICAL SPECIALTIES

    This group manufactures liquid dye markers added to petroleum products for identification purposes and other dyes and coloring products used in printing and writing inks. In fiscal 1998, Morton signed an exclusive licensing agreement with Boston Advanced Technologies. This gave Morton's dye business the technology to introduce a new marker system that includes portable testing equipment for detecting markers in fuel samples.

    Other major product lines include sodium borohydride, a reducing agent used principally as a bleaching chemical in paper manufacturing; polysulfide polymers used in the production of sealants, rubber products, coatings and solid rocket fuel; heat stabilizers and lubricants used in rigid polyvinyl chloride ("PVC") applications in the construction industry, principally for pipe and siding; industrial biocides for the protection of plastic products; and metalorganics used in solar cells of satellites, high-speed chips for cellular phones and light-emitting diodes for commercial lighting.

    Another business in this group is Advanced Materials which uses the chemical vapor deposition process to manufacture crystalline substrates for lenses used in lasers and optical devices, as well as silicon carbide for semiconductor processing equipment, wear parts, reflective optics and computer hard drive heads and disks.

COATINGS

    This group manufactures and markets a wide range of automotive, commercial and industrial coatings products, including customized performance liquid coatings, principally used on plastic components and parts in automotive markets; protective and decorative powder coatings employed on metal, wood and plastic substrates in commercial and automotive markets; coil coatings, extrusion coatings and other general industrial coatings for application to aluminum and steel substrates; and conventional and durable highway marking coatings products and application equipment. In the fourth quarter of fiscal year 1998, the Company announced its plans to divest two product lines: highway marking and injected colorants for plastic.

ELECTRONIC MATERIALS

    This group manufactures chemicals for the electronics market, principally dry film photoresists sold to printed circuit board manufacturers and used to create circuit patterns on copper-clad laminate by means of a photo-imaging process. Electronic Materials also makes both dry film and liquid photoimageable solder masks to protect finished circuit boards, as well as a broad line of ancillary process chemicals and equipment. In fiscal 1998, Electronic Materials acquired Surface Tek, Inc., a privately held manufacturer of process chemicals and control equipment used to manufacture printed circuit boards. This purchase allows Morton to offer a more comprehensive line of products and processes to its electronic materials customers.

                                      SALT

    The Company's Salt segment produces and sells salt, principally in the U.S., Canada and France, under (respectively) the MORTON, WINDSOR and Salins du Midi trademarks, for human and animal consumption, water conditioning and highway ice control, as well as for industrial and chemical uses. Sales are made through the Company sales force, as well as through independent distributors, agents and brokers. The Company also has strong positions in Italy and Spain.

    Table salt is sold under the MORTON, WINDSOR and LA BALEINE brands and under private labels. Sales of MORTON brand table salt in the U.S. are approximately equal to the aggregate sales of all other table salts. Salt for water conditioning is sold principally for residential use and, to a lesser extent, for municipal and industrial use. Salt is also sold for use in food and meat processing, animal feed mix and in a wide variety of chemical applications. Salt for ice control on streets and highways is sold primarily to government agencies, with some being sold for consumer use in North America under the SAFE-T-SALT brand.

    Morton gained its strong presence in Europe with the acquisition of Salins du Midi in fiscal 1997. Salins du Midi's LA BALEINE consumer salt brand has a recognition and reputation in France comparable to MORTON in the United States and WINDSOR in Canada.

COMPETITION

    The majority of the Specialty Chemicals segment's business is highly competitive. The Company is the market leader in most of its product lines and is subject to significant competition from other manufacturers around the globe. Principal methods of competition include technical service for specialized customer requirements, price and quality.

    All areas in which the Salt segment operates are highly competitive. Although the Company is a major factor in the salt industry, its market share varies widely, depending on the geographic area and the type of product involved. This segment uses price, quality, service, product performance, and technical, advertising and promotional support as its principal methods of competition.

RESEARCH AND DEVELOPMENT

    Expenses incurred for research and development activities related to Company businesses were $60.9 million, $58.8 million and $60.2 million for fiscal years 1998, 1997 and 1996, respectively.

ENVIRONMENTAL PROTECTION

    Federal, state and local environmental laws and regulations are increasing in number, complexity and stringency. Public perception of risk to health, safety and the environment has become a driving force behind many new regulations. It is the Company's policy to comply with these requirements, and the Company believes that as a general matter its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage, and of resulting financial liability, in connection with its businesses. Some risk of environmental damage is, however, inherent in particular operations and products of the Company, as it is with other companies engaged in similar businesses. In addition, some risk of financial liability can result from rare instances of aberrant environmental conduct at the plant level. See Item 3, Legal Proceedings, EPA INQUIRY--MOSS POINT PLANT, below.

    The Company is and has been engaged in the handling, manufacture, use and disposal of many substances which are classified as hazardous or toxic by one or more regulatory agencies. The Company believes that its handling, manufacture, use and disposal of such substances have generally been in accord with environmental laws and regulations. It is possible, however, that future knowledge or other developments, such as improved capability to detect substances in the environment, increasingly strict environmental laws and standards and enforcement policies thereunder, could bring into question the Company's handling, manufacture, use or disposal of such substances.

    Among other environmental requirements, the Company is subject to the federal Superfund law, and similar state laws, under which the Company has been named a potentially responsible party and under which it may be liable for cleanup costs associated with approximately 60 inactive waste disposal sites. The

Company's cleanup expenditures totaled approximately $3.1 million in fiscal 1998. Although, under some court interpretations of these laws, there is a possibility that a responsible party might have to bear more than its proportional share of the cleanup costs if it is unable to obtain appropriate contribution from other responsible parties, the Company has not had to bear significantly more than its proportional share, taken as a whole, in multiparty situations.

    Although the level of future expenditures for environmental matters cannot be determined with any degree of certainty, based on the facts presently known to it, management does not believe that such costs should have a material effect upon the Company's financial position, results of operations or liquidity. Capital expenditures related to environmental matters were $5.6 million for fiscal 1998 and are estimated at $8.1 million for fiscal 1999.

EMPLOYEES

    The number of employees of the Company at June 30, 1998 was approximately 10,600, compared to 10,500 at June 30, 1997.

RAW MATERIALS

    The Company's businesses use many raw materials in the manufacture of their products, nearly all of which are generally available from a large number of qualified suppliers. Peaks in worldwide demand have had an impact on raw material costs and availability, particularly with single or sole sourced supplies. The Company's businesses, however, have not experienced significant or long-term difficulty in obtaining raw materials.

SEASONALITY; BACKLOG

    Sales of highway ice control salt are quite seasonal, and vary with winter weather conditions in areas where that product is used. In keeping with industry practice, significant amounts of ice control salt are stockpiled both by the Salt segment and by its customers to meet estimated requirements for the next season.

    Sales of products by the Specialty Chemicals segment do not exhibit significant seasonal fluctuations. There are no material backlogs in the Company's businesses.

PATENTS AND TRADEMARKS

    The Company's businesses conduct comprehensive research and development programs to enable them to maintain their competitive position. The Company owns approximately 1,950 U.S. and foreign patents, which expire on varying dates through the year 2018.

    The Company's businesses are engaged in research and development and own patents and patent applications in the fields of photochemicals for the printed circuit board industry, sodium borohydride reducing and bleach generating agents and other products, industrial biocides, heat stabilizers for PVC, asphalt additives, chemically vapor deposited lenses, source chemicals for use in metalorganic chemical vapor deposition, polysulfide polymers, sealants and other polymers, specialty and powder coatings, adhesives, dyes, salt and brine products. The Company believes that its present commercial position in these fields is enhanced by the patents it owns as well as the technical expertise, know-how, and trade secrets it has developed.

    The Company has about 2,000 U.S. and foreign trademarks and trademark applications which are generally renewable while the marks remain in use.

CUSTOMERS

    Neither the Specialty Chemicals segment nor the Salt segment is dependent upon any single customer, or any single group of customers, the loss of any one of which would have a material adverse effect on such business segment.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Financial information about industry segments for the three fiscal years in the period ended June 30, 1998 is included on page 37 of the Company's Annual Report to Shareholders for fiscal 1998, and is incorporated herein by reference.

ITEM 2.  PROPERTIES

    The Company leases its corporate headquarters in Chicago, Illinois. The principal properties of its business segments include manufacturing, mining, office, research and warehousing facilities, most of which are owned and the remainder leased, at the following domestic and foreign locations:

                                                    UNITED   WESTERN
                                                    STATES   EUROPE    CANADA   JAPAN   OTHER   TOTAL
                                                    ------   -------   ------   -----   -----   -----
SPECIALTY CHEMICALS

  ADHESIVES & POLYMERS GROUP......................     5        9         1       1       2      18

  CHEMICAL SPECIALTIES GROUP......................    10        2         1       1     --       14

  COATINGS GROUP..................................    17        3         1       1     --       22

  ELECTRONIC MATERIALS GROUP......................     4        4       --        1       1      10

SALT..............................................    14       13         7     --        3      37

    The Company considers its facilities to be generally well maintained and suitably equipped in accordance with the requirements of each of its business segments.

    Rock salt and brine well reserves vary, but all salt production locations have sufficient reserves to satisfy anticipated production requirements for the foreseeable future. Salt reserves for solar evaporation facilities are regarded as unlimited.

    With respect to the Salt Group, total salt production in fiscal 1998 was approximately 15.4 million tons.

ITEM 3.  LEGAL PROCEEDINGS

LITIGATION AND REGULATION

    NEW JERSEY DEPARTMENT OF ENVIRONMENTAL PROTECTION V. VENTRON CORPORATION, ET AL., SUPERIOR COURT OF BERGEN COUNTY, NEW JERSEY, FILED ON MARCH 31, 1976. After a trial in 1979 and unsuccessful appeals to the Appellate Division and to the Supreme Court of New Jersey, Ventron Corporation (a corporate predecessor of the Company) and its co-defendant, Velsicol Chemical Corporation ("Velsicol") were each held jointly and severally liable for the cost of remediation necessary to correct mercury-related environmental problems associated with a former mercury processing plant located adjacent to Berry's Creek in Wood-Ridge, New Jersey. Subsequent to the liability holding, the Company, Velsicol and the New Jersey Department of Environmental Protection ("NJDEP") entered into a judicial consent order under which the Company and Velsicol agreed, subject to certain conditions and limitations, to share the costs of technical studies to determine the appropriate remedy for environmental problems associated with the former Wood-Ridge operation. Under the terms of the judicial consent order, NJDEP authorized the Company and Velsicol to perform a remedial investigation\feasibility study ("RI\FS") of the Wood-Ridge plant site with a separate and coordinated basin-wide, multi-party approach to be taken to address the multiple sources of contamination in Berry's Creek. The Wood-Ridge plant site RI\FS began in early fiscal 1997, and has been estimated to take approximately 42 months to complete. The timetable for the Berry's Creek RI\FS is yet to be determined. Because of the absence of site-specific data, the unique nature of mercury plant wastes, and the complex characteristics of the Wood-Ridge plant site and Berry's Creek, no reliable estimate can be made of the Company's liability (or range of exposure) until information sufficient to permit such determination is available from the investigations and studies referred to above. The Company's ultimate exposure will also depend upon the continued participation of Velsicol and on the results of both formal and informal attempts to spread liability to others believed to share responsibility. In this vein, the Company and Velsicol filed suit in the United States District Court for the District of New Jersey in July, 1996 naming as defendants present and former owners or operators of neighboring industrial facilities and waste disposal sites, former toll-processing customers of the mercury plant, and others believed to share responsibility for environmental problems attributed to the Company and Velsicol and responsible at least in part for the costs of technical studies and any remedial actions that may be required. The Company and Velsicol have been able to reach settlements with 50 of the 72 current defendants. These settlements relate to claims associated only with the Wood-Ridge plant site and not Berry's Creek, with settlement proceeds totaling approximately $1.5 million expected to be received during the first quarter of fiscal year 1999. The settling defendants are considered DE MINIMIS, leaving what the Company considers the major defendants still in the litigation. With respect to Berry's Creek, it is also anticipated that New Jersey authorities will employ administrative enforcement mechanisms to influence potentially responsible parties to join in a coordinated, basin-wide multi-party RI\FS. The Company is not entitled to indemnity under insurance policies for environmental cleanup and related expenses resulting from operation of the Wood-Ridge mercury plant.

    EPA INQUIRY--MOSS POINT PLANT. In April, 1996 U.S. EPA Region 4 ("EPA") notified the Company of possible irregularities in water discharge monitoring reports ("DMRs") filed by the Company's Moss Point, Mississippi chemicals plant for the months of January and March, 1995, and in related internal summary reports for February, 1995. An outside law firm specially retained by the Company confirmed that DMRs and supporting information for the January-March, 1995 period had in fact been falsified, to misrepresent the test results for effluent discharged by the plant pursuant to its National Pollution Discharge Elimination System ("NPDES") permit. Similar falsifications were discovered that occurred both before and after that period. Other possible environmental violations at Moss Point were discovered during the review process, each of which has been investigated through an expansion of the original investigation. The Company is cooperating with the EPA and the Mississippi state agency, both of which it has kept informed on a continuing basis. The plant's environmental coordinator, who admitted responsibility for the falsifications, was discharged. The Company has been served with federal grand jury subpoenas seeking documents related to wastewater discharge and groundwater monitoring reporting at Moss Point and has furnished the requested documents. Administrative or judicial enforcement proceedings against the Company are expected, but no such proceedings have yet been instituted. These proceedings may expose the Company to material fines, penalties and remedial expenses, the amounts of which cannot presently be determined.

    MISCELLANEOUS. The Company is involved in a number of additional pending legal and administrative proceedings which are not expected, individually or in the aggregate, to be material to its business or financial position. Certain governmental agencies have authority to limit or prohibit distribution of some of the Company's products should they formally conclude that continued distribution is unsafe to the population or the environment. There are currently no challenges pending, the resolution of which would have a material effect upon the Company's operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT (AS REQUIRED BY INSTRUCTION 3. TO ITEM
  401(B) OF REGULATION S-K)

    Following is a list of the names and ages of all the Executive Officers of the Registrant, indicating all positions and offices held by each such person, and each such person's principal occupations or employment during the past five years. Each such person has been elected to serve until the next annual election of officers of the Registrant, which is expected to occur on October 22, 1998, or until his or her earlier resignation or removal.

                                      PRINCIPAL POSITIONS AND OFFICES HELD AND
                                                     OCCUPATIONS
           NAME AND AGE                OR EMPLOYMENT DURING PAST FIVE YEARS *
-----------------------------------  -------------------------------------------
S. Jay Stewart (60)................  Chairman and Chief Executive Officer since
                                     April 1994. Prior thereto, he served as
                                     President and Chief Operating Officer since
                                     1986.

William E. Johnston (58)...........  President and Chief Operating Officer since
                                     October 1995. Before that, he served as
                                     Executive Vice President, Administration.

Walter W. Becky II (55)............  Group Vice President and President, Salt
                                     Group.

Robert P. Edmonston (53)...........  Group Vice President and President,
                                     Chemical Specialties since June 1998. Prior
                                     thereto, he served as Vice President,
                                     Performance Chemicals Worldwide.

Daniel D. Feinberg (55)............  Group Vice President and President,
                                     Electronic Materials Group since July 1992.
                                     Prior thereto, he served as Executive Vice
                                     President for the Electronic Materials
                                     Group

James J. Fuerholzer (62)...........  Executive Vice President of Portfolio and
                                     Technology Development since June 1998.
                                     Prior thereto, he served as Group Vice
                                     President and President, Adhesives and
                                     Chemical Specialties Group, (from October
                                     1995) and Group Vice President, Morton
                                     Specialty Chemical Products (from 1992).

Stephen A. Gerow (55)..............  Group Vice President and President,
                                     Coatings Group.

Raymond P. Buschmann (54)..........  Vice President for Legal Affairs, General
                                     Counsel and Secretary since February 1998.
                                     Previously he served as Vice President for
                                     Legal Affairs and General Counsel since
                                     November 1996, as Vice President and
                                     Associate General Counsel since November
                                     1995, and Assistant General Counsel-Chemi-
                                     cals since 1991.

                                      PRINCIPAL POSITIONS AND OFFICES HELD AND
                                                     OCCUPATIONS
           NAME AND AGE                OR EMPLOYMENT DURING PAST FIVE YEARS *
-----------------------------------  -------------------------------------------
Albert E. Greene (61)..............  Vice President Regulatory Affairs and
                                     Operations Support since June 1998. He
                                     earlier served in several executive posi-
                                     tions including Vice President, Engineering
                                     and Regulatory Affairs since July 1997;
                                     Vice President Health, Safety and
                                     Environmental Affairs since May 1994 and
                                     Vice President Total Quality Management
                                     since 1991.

Nancy A. Hobor (52)................  Vice President, Communications and Investor
                                     Relations.

Christopher K. Julsrud (50)........  Vice President, Human Resources since 1994.
                                     Prior thereto, he served as Director of
                                     Corporate Compensation and Benefits.

Thomas F. McDevitt (58)............  Vice President Finance and Chief Financial
                                     Officer.

Lewis N. Liszt (56)................  Controller since February 1997. Prior thereto, he served as Vice President
                                     Management Services from 1994 to 1997, and
                                     Vice President, Financial & Operations
                                     Audit from 1992 to 1994.

Bruce G. Wolfe (55)................  Treasurer

---------

* All Company executive officers were also employees of Old Morton; their positions held prior to April 30, 1997 were with Old Morton and, where indicated, groups and divisions thereof.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

    Information concerning the market for the Company's common equity and related security holder matters is included on the inside rear cover of the Company's Annual Report to Shareholders for fiscal 1998, and is incorporated by reference into this Report.

ITEM 6.  SELECTED FINANCIAL DATA

    Selected financial data for the ten fiscal years in the period ended June 30, 1998 are included on page 38 of the Company's Annual Report to Shareholders for fiscal 1998, and are incorporated by reference into this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations for the three fiscal years in the period ended June 30, 1998, is included on pages 20-23 of the Company's Annual Report to Shareholders for fiscal 1998, and is incorporated by reference into this Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information appearing under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk Exposure" on page 23 of the 1998 Annual Report is incorporated by reference into this Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated balance sheets of the Company as of June 30, 1998 and 1997, and the consolidated statements of income and cash flows for each of the three years in the period ended June 30, 1998, and notes to consolidated financial statements which are included on pages 24-37 of the Company's Annual Report to Shareholders for fiscal 1998 are incorporated by reference into this Report. Quarterly results of operations on the inside front cover of the Annual Report to Shareholders for fiscal 1998 are incorporated by reference into this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning the directors and nominees for directors of the Company is included on pages 2-6 of the Company's definitive Proxy Statement dated September 11, 1998, and is incorporated by reference into this Report.

    Information concerning the executive officers of the Company is included on pages 7-8, Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

    Information concerning executive compensation for fiscal 1998 is included on pages 8-17 of the Company's definitive Proxy Statement dated September 11, 1998, and is incorporated by reference into this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT

    Information concerning beneficial ownership of the Company's common stock is included on page 7 of the Company's definitive Proxy Statement dated September 11, 1998, and is incorporated by reference into this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions is included on page 8 of the Company's definitive Proxy Statement dated September 11, 1998, under the caption "Compensation Committee Interlocks and Insider Participation," and is incorporated by reference into this Report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
       FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT

 1. FINANCIAL STATEMENTS

    The following consolidated financial statements of the Company included on pages 24-37 of the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1998, are incorporated herein by reference:

    Consolidated Statements of Income--Years ended June 30, 1998, 1997 and 1996

    Consolidated Balance Sheets--June 30, 1998 and 1997

    Consolidated Statements of Cash Flows--Years ended June 30, 1998, 1997 and 1996

    Notes to Consolidated Financial Statements

 2. FINANCIAL STATEMENT SCHEDULES

    The following information for the fiscal years 1998, 1997 and 1996 is submitted herewith:

                                                                                    PAGE
                                                                                  ---------
Report of Independent Auditors..................................................     F-1
Schedule II--Valuation and Qualifying Accounts..................................     F-2

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

 3. INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION                                           METHOD OF FILING
---------     ------------------------------------------------------  ------------------------------------------------------
 (3)  Articles of incorporation and by-laws
      (a)     Amended and Restated Articles of Incorporation of the   Incorporated by reference to Exhibit (3)(a) to the
               Company                                                 Company's Report on Form 10-K for fiscal 1997
      (b)     By-laws of the Company amended through May 1, 1997      Incorporated by reference to Exhibit (3)(b) to the
                                                                       Company's Report of Form 10-K for fiscal 1997
 (4)  Instruments defining the rights of security holders, including indentures
      (a)     Rights Agreement dated as of April 24, 1997 between     Incorporated by reference to Exhibit 4.1 to
               the Company and The First National Bank of Chicago      Registration Statement on Form 10 dated as of March
                                                                       24, 1997
      (b)     See Exhibits (3)(a) and (3)(b) above

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K --(Continued)

EXHIBIT
NUMBER                             DESCRIPTION                                           METHOD OF FILING
---------     ------------------------------------------------------  ------------------------------------------------------
(10)  Material contracts
      (a)   * Key Executive Long-Term Incentive Program effective     Filed herewith electronically
               for fiscal 1999-2001
      (b)   * Key Executive Annual Bonus Program (Program 1)          Filed herewith electronically
               effective for fiscal 1999
      (c)     Staff Executive Annual Bonus Program (Program 2)        Filed herewith electronically
               effective for fiscal 1999
      (d)   * 1997 Incentive Plan                                     Incorporated by reference to Exhibit (10) to Company's
                                                                       Quarterly Report on Form 10-Q for the quarter ended
                                                                       December 31, 1997
      (e)   * Form of Nonqualified Stock Option Notice and Grant      Incorporated by reference to Exhibit (10)(e) to the
               Agreement                                               Company's Report of Form 10-K for fiscal 1997
      (f)   * Morton Thiokol, Inc. Survivor Income Benefits Plan,     Incorporated by reference to Exhibit 10.14 to
               amended through March 24, 1983, assumed by the          Registration Statement No. 33-28803
               Company
      (g)   * Morton International, Inc. Executive Post-Retirement    Incorporated by reference to Exhibit (10)(f) to the
               Life Insurance Plan, assumed by the Company             Old Morton's Report on Form 10-K for fiscal 1992
      (h)   * Arrangements whereby the Company compensates its        N/A
               independent auditors for tax services to certain key
               executives, concerning which arrangements there is no
               written document
      (i)   * Form of Employment Agreement between the Company and    Incorporated by reference to Exhibit (10)(g) to the
               certain of its executive officers, assumed by the       Old Morton's Report on Form 10-K for fiscal 1990
               Company
      (j)  ** Executive Employment Agreement, dated April 1, 1994,    Incorporated by reference to Exhibit (10)(i) to the
               between the Company and S. J. Stewart, assumed by the   Old Morton's Report on Form 10-K for fiscal 1994
               Company
      (k)   * Supplemental Executive Retirement Program, assumed by   Incorporated by reference to Exhibits 10.15 and 10.16
               the Company                                             to Registration Statement No. 33-28803
      (l)     1994 Non-Employee Directors Stock Plan, assumed by the  Incorporated by reference to Exhibit (10)(k) to the
               Company                                                 Old Morton's Report on Form 10-K for fiscal 1995
(13)  Annual report to security holders
      (a)     Annual Report to Shareholders of the Company for        Filed herewith electronically
               fiscal 1998 (financial information only: inside front
               cover and pages 20-39)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K --(Continued)

EXHIBIT
NUMBER                             DESCRIPTION                                           METHOD OF FILING
---------     ------------------------------------------------------  ------------------------------------------------------
(21)  Subsidiaries of the registrant
      (a)     Subsidiaries of the Company                             Filed herewith electronically
(23)  Consents of experts and counsel
      (a)     Consent of Independent Auditors                         Filed herewith electronically
(27)  Financial data schedule for year ended June 30, 1998            Filed herewith electronically

---------

 *Exhibits 10(a), (b), (d), (e), (f), (g), (h), (i), and (k) consist of compensation plans or arrangements in which all of the Company's five most highly compensated executive officers currently participate, except that only
  S. J. Stewart does not participate in Exhibit 10(i) and only W. E. Johnston participates in Exhibit 10(k). These plans and, where applicable, the foregoing individuals' current benefits under each (except Exhibit 10(h)) are described on pages 8-17 of the Company's definitive Proxy Statement dated September 11, 1998, which descriptions are incorporated herein by reference.

**Description of this employment agreement is set forth on page 16 of the Company's definitive Proxy Statement dated September 11, 1998, which description is incorporated herein by reference.

(b) REPORTS ON FORM 8-K

    During the quarter ended June 30, 1998, the Company did not file any current reports on Form 8-K.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, AS OF THE 27TH DAY OF AUGUST, 1998.

                                                MORTON INTERNATIONAL, INC.
                                                       (REGISTRANT)

                                By               /s/ T. F. MCDEVITT
                                     -----------------------------------------
                                                   T. F. MCDEVITT
                                             VICE PRESIDENT FINANCE AND
                                              CHIEF FINANCIAL OFFICER

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED, AS OF THE 27TH DAY OF AUGUST, 1998.

                    SIGNATURE                                                  TITLE
--------------------------------------------------   ----------------------------------------------------------

                /s/ S. J. STEWART                          Chairman of the Board, Chief Executive Officer
      --------------------------------------                 and Director (Principal Executive Officer)
                  S. J. STEWART

                /s/ T. F. MCDEVITT                       Vice President Finance and Chief Financial Officer
      --------------------------------------                       (Principal Financial Officer)
                  T. F. MCDEVITT

                 /s/ L. N. LISZT                                             Controller
      --------------------------------------                       (Principal Accounting Officer)
                   L. N. LISZT

                /s/ R. M. BARFORD                                             Director
      --------------------------------------
                  R. M. BARFORD

               /s/ J. R. CANTALUPO                                            Director
      --------------------------------------
                 J. R. CANTALUPO

                /s/ W. J. FARRELL                                             Director
      --------------------------------------
                  W. J. FARRELL

                  /s/ D. C. FILL                                              Director
      --------------------------------------
                    D. C. FILL

                /s/ W. E. JOHNSTON                                            Director
      --------------------------------------
                  W. E. JOHNSTON

                 /s/ R. L. KEYSER                                             Director
      --------------------------------------
                   R. L. KEYSER

                    SIGNATURE                                                  TITLE
--------------------------------------------------   ----------------------------------------------------------

                /s/ R. A. MCDONALD                                            Director
      --------------------------------------
                  R. A. MCDONALD

                 /s/ E. J. MOONEY                                             Director
      --------------------------------------
                   E. J. MOONEY

                 /s/ R. W. STONE                                              Director
      --------------------------------------
                   R. W. STONE

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and
  Board of Directors
Morton International, Inc.

    We have audited the consolidated financial statements of Morton International, Inc. and subsidiaries listed in Item 14(a)(1) of the annual report on Form 10-K of Morton International, Inc. for the year ended June 30, 1998. Our audits also included the financial statement schedule listed in Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Morton International, Inc. and subsidiaries at June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in the notes to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1996.

                                          ERNST & YOUNG LLP

Chicago, Illinois
July 29, 1998

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  MORTON INTERNATIONAL, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)


                    COL. A                        COL. B                  COL. C                   COL. D         COL. E

                                                                         ADDITIONS
                                                             ---------------------------------
                                                                   (1)               (2)
                                                BALANCE AT                        CHARGED TO
                                                BEGINNING    CHARGED TO COSTS   OTHER ACCOUNTS   DEDUCTIONS     BALANCE AT
                 DESCRIPTION                    OF PERIOD      AND EXPENSES       --DESCRIBE     --DESCRIBE    END OF PERIOD

Allowance for doubtful accounts:

    Year ended June 30, 1998..................    $11,739         $5,534            $--           $3,529(A)        $13,484
                                                                                                     260(B)

    Year ended June 30, 1997..................    10,316           4,683            --             3,587(A)        11,739
                                                                                                    (327)(B)

    Year ended June 30, 1996..................    11,034           2,325            --             2,818(A)        10,316
                                                                                                     225(B)

---------

    Note A-- Represents write-offs less recoveries.

    Note B-- Foreign currency translation adjustments.