Form 10-Q
period 1998-09-30
MORTON INTERNATIONAL INC /IN/
filed 1998-11-09
CIK 1035972

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998
                                                          OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to
                                    ----------------    ---------------

                           Commission File No. 1-12825

                           MORTON INTERNATIONAL, INC.
                           --------------------------

             (Exact Name of Registrant as Specified in its Charter)


               Indiana                                 36-4140798
----------------------------------------   ------------------------------------
(State of Incorporation or Organization)   (I.R.S. Employer Identification No.)


100 North Riverside Plaza, Chicago, Illinois                      60606-1596
--------------------------------------------                      ----------
Address of Principal Executive Offices)                           (Zip Code)

Registrant's Telephone Number                                    (312) 807-2000
-----------------------------                                    --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X   No
                                    -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                           Outstanding at September 30, 1998
----------------------------                ---------------------------------
Common Stock, $1.00 par value                        121,342,273 shares

                           MORTON INTERNATIONAL, INC.
                          QUARTERLY REPORT ON FORM 10-Q




                                                                          INDEX
                                                                          PAGE
                                                                          -----
PART I.  FINANCIAL INFORMATION:
-------------------------------
Item 1.  Financial Statements (Unaudited)

               Consolidated Statements of Income and Retained
                      Earnings - Three months ended
                      September 30, 1998 and 1997                          3

               Consolidated Balance Sheets - September 30, 1998
                      and June 30, 1998                                    4

               Consolidated Statements of Cash Flows -
                      Three months ended September 30, 1998 and 1997       5

               Notes to Consolidated Financial Statements -
                      September 30, 1998                                  6-7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             7-10

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                 10

SIGNATURE                                                                 10

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
-----------------------------------------

                           MORTON INTERNATIONAL, INC.
       CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
                       (IN MILLIONS EXCEPT PER SHARE DATA)

                                                                        Three Months Ended
                                                                             September 30
                                                            -------------------------------------------
                                                                  1998                     1997
                                                            ------------------      -------------------

Net sales                                                 $             593.8     $              601.3
Interest, royalties and sundry income                                     6.2                     10.1
                                                            ------------------      -------------------
                                                                        600.0                    611.4
Deductions from income:
   Cost of products sold                                                403.6                    408.8
   Selling, administrative and general expense                          100.8                     94.9
   Research and development expense                                      14.9                     14.4
   Interest expense                                                       6.4                      5.6
   Amortization of goodwill                                               3.3                      3.0
                                                            ------------------      -------------------
                                                                        529.0                    526.7
                                                            ------------------      -------------------

Income before income taxes                                               71.0                     84.7
Income taxes                                                             25.6                     30.5
                                                            ------------------      -------------------
Net income                                                               45.4                     54.2

Retained earnings at beginning of period                              1,840.3                  1,706.0
Cash dividends:  $.13  per share for the
  three months ended September 30, 1998 and
  $.12 per share for the three months ended
  September 30, 1997                                                    (16.3)                   (16.3)
Exercise of stock options                                                ( .1)                    (4.6)
                                                            ------------------      -------------------

Retained earnings at end of period                        $           1,869.3     $            1,739.3
                                                            ==================      ===================

Basic earnings per share                                  $               .36     $                .40
                                                            ==================      ===================
Diluted earnings per share                                $               .36     $                .39
                                                            ==================      ===================
Shares used in computation (in thousands)
  Basic earnings per share                                            124,787                  135,796
                                                            ==================      ===================
  Diluted earnings per share                                          125,760                  137,888
                                                            ==================      ===================



See notes to consolidated financial statements.

                           MORTON INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                       September 30             June 30
                                                                           1998                   1998
                                                                      --------------        -------------
                                                                       (Unaudited)

ASSETS
------
Current assets
   Cash and cash equivalents                                         $         154.2        $        138.0
   Receivables                                                                 478.3                 468.6
   Inventories                                                                 419.5                 381.0
   Prepaid expenses and other                                                  125.6                 125.4
                                                                      ---------------       ---------------
          Total current assets                                               1,177.6               1,113.0
                                                                      ---------------       ---------------

Other assets
   Cost in excess of net assets of businesses
     acquired, less amortization                                               366.4                 357.4
   Investments in affiliates                                                    92.6                  73.9
   Miscellaneous                                                               128.0                 121.9
                                                                      ---------------       ---------------
                                                                               587.0                 553.2
                                                                      ---------------       ---------------

Property, plant and equipment, at cost                                       1,849.0               1,773.1
   Less allowances for depreciation                                            950.6                 891.4
                                                                      ---------------       ---------------
                                                                               898.4                 881.7
                                                                      ---------------       ---------------
                                                                     $       2,663.0       $       2,547.9
                                                                      ===============       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities
   Notes payable and current portion of long-term debt               $         186.5       $          22.6
   Accounts payable                                                            229.2                 215.6
   Accrued salaries, wages and other compensation                               53.9                  52.1
   Other accrued expenses                                                      154.8                 159.3
   Income taxes                                                                 39.6                  22.1
                                                                      ---------------       ---------------
          Total current liabilities                                            664.0                 471.7
                                                                      ---------------       ---------------

Long-term debt, less current portion                                           222.3                 222.5
Deferred income taxes                                                           68.3                  60.9
Accrued postretirement benefits other than pensions                            158.1                 157.9
Other noncurrent liabilities                                                   107.0                 103.8
                                                                      ---------------       ---------------
         Total noncurrent liabilities                                          555.7                 545.1
                                                                      ---------------       ---------------

Shareholders' equity
   Preferred  Stock (par value $1.00 per share)  Authorized - 25.0 shares,  none issued
   Common Stock (par value $1.00 per share)
     Authorized - 500.0 shares
     Issued-140.1 shares at September 30 and June 30, 1998                     140.1                 140.1
   Retained earnings                                                         1,869.3               1,840.3
   Accumulated other comprehensive income                                       (5.7)                (19.2)
   Unamortized restricted stock award                                           ( .7)                 ( .7)
                                                                      ---------------       ---------------
                                                                             2,003.0               1,960.5
   Less cost of common stock in treasury-18.8  shares
    at September 30, 1998 and  13.3 shares at June 30, 1998                    559.7                 429.4
                                                                      ---------------       ---------------
          Total shareholders' equity                                         1,443.3               1,531.1
                                                                      ---------------       ---------------
                                                                     $       2,663.0       $       2,547.9
                                                                      ===============       ===============


See notes to consolidated financial statements.

                           MORTON INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                                      Cash Provided (Used)
                                                                                       Three Months Ended
                                                                                            September 30
                                                                             -------------------------------------
                                                                                   1998                   1997
                                                                             -------------          --------------

Operating Activities
--------------------
  Net Income                                                                $        45.4          $         54.2
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Depreciation and amortization                                                  34.7                    33.8
      Deferred income taxes                                                           1.8                      .1
      Undistributed earnings of affiliates                                           (1.4)                   (2.0)
      Changes in operating assets and liabilities net
        of effects of businesses acquired
          Receivables                                                                12.6                    (4.2)
          Inventories and prepaid expenses                                          (27.4)                  (40.6)
          Accounts payable and accrued expenses                                      (6.4)                  (13.3)
          Accrued income taxes                                                       16.0                     6.6
          Other - net                                                                (4.8)                    1.3
                                                                             -------------          --------------
            Net cash provided by operating activities                                70.5                    35.9
                                                                             -------------          --------------

Investing Activities
--------------------
  Purchase of property, plant and equipment                                         (25.6)                  (35.1)
  Proceeds from property and other asset disposals                                     .3                     4.5
  Net cash invested in businesses acquired                                          (30.7)                      -
  Investment in affiliates                                                              -                    (2.9)
                                                                             -------------          --------------
            Net cash used for investing activities                                  (56.0)                  (33.5)
                                                                             -------------          --------------

Financing Activities
--------------------
  Purchase of common stock for treasury                                            (130.8)                 (141.4)
  Net increase of short-term notes payable                                          159.3                     7.3
  Repayment of long-term debt                                                        ( .1)                   ( .1)
  Stock option transactions                                                            .2                     4.4
  Dividends paid                                                                    (16.3)                  (16.3)
                                                                             -------------          --------------
            Net cash provided (used) for financing activities                        12.3                  (146.1)
                                                                             -------------          --------------

Effect of foreign exchange rate changes on cash
  and cash equivalents                                                              (10.6)                    2.5
                                                                             -------------          --------------
Increase (decrease) in cash and cash equivalents                                     16.2                  (141.2)
Cash and cash equivalents at beginning of year                                      138.0                   430.3
                                                                             -------------          --------------
Cash and cash equivalents at end of period                                  $       154.2          $        289.1
                                                                             =============          ==============



See notes to consolidated financial statements.

                           MORTON INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Basis of Presentation
---------------------

The interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation SX and therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1999. It is suggested that the financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

Earnings Per Share
------------------

The numerators for the earnings per share disclosures on the accompanying unaudited Consolidated Statements of Income and Retained Earnings are the same as the income numbers shown on that Statement. Following is the computation of the denominator for the basic and diluted earnings per share calculations:

                                                        Three months ended
                                                           September 30
                                                    -----------------------
                                                          (in thousands)
                                                      1998            1997
                                                      ----            ----
      Denominator for basic earnings per share       124,787        135,796
         -weighted average shares outstanding
      Dilutive effect of employee stock options          973          2,092
                                                    --------       --------
      Denominator for diluted earnings per share     125,760        137,888
                                                    ========       ========

Comprehensive Income
--------------------

As of July 1, 1998, the Company adopted the Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the
Company's net income. Statement 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. The June 30, 1998 Consolidated Balance Sheet has been reclassified to conform to the requirements of Statement 130.

The components of comprehensive income, net of tax, for the three month periods ended September 31, 1998 and 1997 are as follows:
                                                         1998            1997
                                                         ----            ----
                                                             (in millions)
   Net income                                            $45.4          $54.2
   Foreign currency translation adjustments               13.5           (1.8)
                                                         -----          -----
   Comprehensive income                                  $58.9          $52.4
                                                         =====          =====
                                       6

Accumulated other comprehensive income on the accompanying Consolidated Balance Sheets is net of deferred income tax benefits of $5.5 million and $16.7 million at September 30 and June 30, 1998, respectively.

Acquisitions
------------

In the first quarter of fiscal 1999, the Company acquired seventy-five percent of Poliolchimica S.p.A. ("Poliolchimica"), a producer of polyester resins. The Company also acquired the Comiel division, a producer of polyesters and wax lubricants for polyvinyl chloride and other plastics, from Reagens Comiel S.p.A. The purchase price for these Italian businesses was $30.7 million. Assuming the acquisitions had been effective as of July 1, 1997, unaudited pro forma data for the three months ended September 30, 1998 and 1997 would not be materially different in relation to consolidated results presented herein.

Inventories
-----------

Inventories are stated at the lower of cost (principally last-in, first-out method) or market. Components of inventories are as follows:

                                                   Sept. 30        June 30
                                                     1998            1998
                                                   --------        --------
                                                        (in millions)
     Finished products and work-in-process           $326.9          $294.6
     Materials and supplies                            92.6            86.4
                                                     ------          ------
                                                     $419.5          $381.0
                                                     ======          ======

New Accounting Pronouncement
----------------------------

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires an entity to recognize derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair market value. The statement is effective for fiscal years beginning after June 15, 1999. The Company is currently assessing the effect the statement will have on its financial position and results of operations in the period of adoption.

Item 2.  Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
                and Results of Operations
                -------------------------

Results of Operations
---------------------

Net income for the first quarter of fiscal 1999 was $45.4 million, down 16 percent from $54.2 million for the first quarter of fiscal 1998. The comparisons in this quarter versus last year's strong first quarter were difficult considering the impact of the Asian problems, pricing declines in selected chemical product lines as well as ice control salt. First quarter sales of $593.8 million declined 1 percent compared to $601.3 million in the first quarter of fiscal 1998. Diluted earnings per share for the quarter of 36 cents compares to 39 cents for the same period in fiscal 1998.

In the first quarter of fiscal 1999, specialty chemicals sales were down 2 percent to $426.3 million versus $433.7 million in the same period of fiscal 1998. For the total chemical business, volume slipped by approximately 1 percent while price/mix declined 2 and a half percent. Offsetting those were a 2 percent increase in sales due to acquisitions. The impact of foreign exchange was neutral in the quarter versus last year's first quarter. First quarter operating earnings for specialty chemicals were $64.4 million, a 12 percent decrease from the first quarter of fiscal 1998.

Among those chemical product lines which showed sales growth in the first quarter of fiscal 1999 were packaging adhesives due to the Poliolchimica acquisition, industrial adhesives, waterbased polymers, performance chemicals, dyes, powder coatings and industrial coatings. The combined sales of these product lines contributed 65 percent of the group's total sales and grew 5 percent over the first quarter of fiscal 1998. Product lines contributing to the improvement in chemical group earnings included waterbased polymers, performance chemicals, dyes and North American powder coatings. Earnings for these product lines constituted 40 percent of the group's total earnings and collectively showed a 21 percent improvement over the first quarter of fiscal year 1998.

Salt sales for the first quarter of fiscal 1999 were $167.5 million, flat with last year's first quarter sales. North American salt sales were modestly ahead of last year for the same period. North American ice control salt sales were 5 percent below last year for the quarter; however, non-ice control salt sales, particularly water conditioning salt products, contributed to Salt's overall performance. European salt sales were 4 percent below prior year for the first quarter. Salt operating earnings were $22.8 million in the first quarter of fiscal 1999, down 16 percent from $27.0 million in the first quarter of fiscal 1998. Operating earnings declined in the first quarter due in large part to lower current year production levels of ice control salt. Also, the impact of two strikes in the quarter, one in Rittman, Ohio, and the other at Salins du Girard in the south of France, contributed to the reduced earnings. Both strikes were settled after approximately two weeks. Operating margins for salt were 14 percent in the first quarter of fiscal 1999 versus 16 percent for the same period in fiscal 1998, reflecting the lower operating margins of both European and North American Salt operations.

Company total corporate costs were 7 percent higher in the first quarter of fiscal 1999 versus the same period of last fiscal year. Although the company maintained tight control over corporate administrative costs in the quarter, net interest costs increased by $2.7 million, mostly due to a decline in interest income as the company purchased its shares.

Liquidity and Capital Resources
-------------------------------

Operating  activities  were a source of cash in the  three  month  period  ended
September 30, 1998 and 1997, providing $70.5 million and $35.9 million, respectively.

Income from operations was $45.4 million during the first quarter of fiscal 1999 versus $54.2 million for the same period of fiscal 1998. In the first three months of the current fiscal year, depreciation and amortization was $34.7 million, up $.9 million from the same period of the prior year. Changes in operating assets and liabilities resulted in a use of $10.0 million in the first quarter of fiscal 1999 compared to a $50.2 million use of cash last year. Receivables were a source of cash in fiscal 1999 of $12.6 million versus a use in 1998 of $4.2 million. Inventories and prepaid expenses used $13.2 million less cash this year.

Investing activities in the first quarter of fiscal 1999 generated a $56.0 million use of funds compared to $33.5 million use of funds for the same period last year. Capital spending accounted for a use of funds of $25.6 million for the first quarter of fiscal year 1999 versus $35.1 for the first quarter of last year. Expansion related to certain chemical products as well as basic upkeep of the salt and chemical manufacturing facilities continue to be the major areas of capital spending.

The acquisition of two Italian chemical companies, Poliolchimica and Comiel, required a use of $30.7 million in the first quarter of the current fiscal year. There were no business acquisitions in the first three months of fiscal 1998.

Financing activities for the three month period ending September 30, 1998 were a $12.3 million source of funds compared to a $146.1 million use of funds during the same period in the prior year. Accounting for most of the change was short-term notes payable, which resulted in a source of funds of $159.3 million for the first quarter of fiscal 1999 versus a source of funds of $7.3 million for the same period of fiscal 1998. This increase was primarily related to the short-term financing of the stock repurchases for the quarter. The common stock repurchase program resulted in a use of funds of $130.8 million in the first quarter of fiscal 1999 and $141.4 million during the same period of last year. At the end of the September 30, 1998 quarter, the Company had repurchased 9.8 million shares under the current 10 million share authorization. The balance was acquired in early October. Since the spinoff in May 1997, Morton has repurchased
19.8 million shares as of September 30, 1998 bringing the shares  outstanding to
121.3 million at that date. On October 22, 1998, the Company's Board of Directors approved the repurchase of an additional 8.0 million shares. Dividends paid were $16.3 million at the end of the first quarter of fiscal 1999 and 1998.

The Company's current ratio was 1.8 at September 30, 1998, versus a 2.4 ratio at June 30, 1998. Total debt as a percentage of total capitalization at September 30, 1998 was 21.3 percent compared to 13.3 percent at June 30, 1998.

As of September 30, 1998, the Company has unexpended authorizations for fixed asset acquisitions of $86.8 million. These authorizations relate primarily to chemical facility expansion, product improvements and facility upgrades on a company-wide basis.

Estimated cash flow from operations and current financial resources, including financing capacity, are expected to be adequate to fund the Company's anticipated working capital requirements, fixed asset spending, dividend payments, business acquisitions and share repurchases in the foreseeable future.

Euro Conversion
---------------

The euro is scheduled to be introduced on January 1, 1999, at which time the conversion rates between existing sovereign currencies ("legacy currencies") and the euro will be set for the participating European Monetary Union states. However, the legacy currencies in those states will continue to be used as legal tender through January 1, 2002. Thereafter, the legacy currencies will be canceled and euro bills and coins will be used in the participating states.

Transition to the euro creates a number of issues for the Company. Business issues that must be addressed include product pricing policies and ensuring the continuity of business and financial contracts. Finance and accounting issues include the conversion of accounting systems, statutory records, tax books and payroll systems to the euro, as well as conversion of bank accounts and other treasury and cash management activities.

The Company is addressing these transition issues and currently does not expect the transition to the euro and the costs to be incurred to have a material effect on its liquidity, financial condition or results of operations.

Forward Looking-Cautionary Statement
------------------------------------

Except  for  the  historical   information  and  discussions  contained  herein,
statements contained in this Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect management's current expectations and involve a number of risks and uncertainties. Actual results could differ materially depending on a variety of factors, including the risks and uncertainties discussed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 21, 1998.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(1)    Exhibits (numbered in accordance with Item 601 of Regulation S-K).

    (27) (a) Financial Data Schedules for the first quarter of fiscal 1999. (27)
    (b) Financial Data Schedules restated for fiscal 1998.

(2)    Reports on Form 8-K.

     The Company did not file any 8-K Reports during the fiscal quarter ended September 30, 1998.



                      *************************************

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 MORTON INTERNATIONAL, INC.
                                            ------------------------------------
                                                          (Registrant)


Date:  November  9, 1998                 BY:   /s/ L. N. Liszt
     --------------------                   ------------------------------------
                                   L. N. Liszt
                                   Controller
                                             (Principal Accounting Officer)