Form 10-Q
period 1998-12-31
MORTON INTERNATIONAL INC /IN/
filed 1999-01-28
CIK 1035972

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1998
                                                          OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to ______________


                           Commission File No. 1-12825

                          MORTON INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in its Charter)


           Indiana                                       36-4140798
----------------------------------------    ------------------------------------
(State of Incorporation or Organization)    (I.R.S. Employer Identification No.)

100 North Riverside Plaza, Chicago, Illinois               60606-1596
--------------------------------------------               ----------
 (Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number                              (312) 807-2000
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

                               Yes   X   No
                                  ------   ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

           Class                             Outstanding at December 31, 1998
------------------------------               --------------------------------
 Common Stock, $1.00 par value                      120,759,195 shares

                           MORTON INTERNATIONAL, INC.
                          QUARTERLY REPORT ON FORM 10-Q



                                                                       INDEX
                                                                       PAGE
                                                                       -----

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

               Consolidated Statements of Income and Retained
                      Earnings - Three months and Six months ended
                      December 31, 1998 and 1997                         3

               Consolidated Balance Sheets - December 31, 1998
                      and June 30, 1998                                  4

               Consolidated Statements of Cash Flows -
                      Six months ended December 31, 1998 and 1997        5

               Notes to Consolidated Financial Statements -
                      December 31, 1998                                6-7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          7-12

PART II.  OTHER INFORMATION
---------------------------

Item 4. Submission of Matters to a Vote of Security Holders             12

Item 6.  Exhibits and Reports on Form 8-K                               13

SIGNATURE                                                               14

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                           MORTON INTERNATIONAL, INC.
       CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
                       (IN MILLIONS EXCEPT PER SHARE DATA)


                                                                            Three Months Ended               Six Months Ended
                                                                                 December 31                     December 31
                                                                     -----------------------------   ------------------------------
                                                                         1998              1997             1998             1997
                                                                     -------------   -------------   --------------   -------------
Net sales                                                            $      640.6    $      664.9    $     1,234.4    $    1,266.2
Interest, royalties and sundry income                                         9.4             8.0             15.6            18.1
                                                                     -------------   --------------   --------------   -------------
                                                                            650.0           672.9          1,250.0         1,284.3
Deductions from income:
   Cost of products sold                                                    441.0           451.9            844.6           860.7
   Selling, administrative and general expense                              106.6           105.5            207.4           200.4
   Research and development expense                                          15.8            15.6             30.7            30.0
   Interest expense                                                           7.7             6.0             14.1            11.6
   Amortization of goodwill                                                   3.3             3.0              6.6             6.0
                                                                     -------------   -------------   --------------   -------------
                                                                            574.4           582.0          1,103.4         1,108.7
                                                                     -------------   -------------   --------------   -------------

Income before income taxes                                                   75.6            90.9            146.6           175.6
Income taxes                                                                 27.2            32.7             52.8            63.2
                                                                     -------------   -------------   --------------   -------------
Net income                                                                   48.4            58.2             93.8           112.4

Retained earnings at beginning of period                                  1,869.3         1,739.3          1,840.3         1,706.0
Cash dividends:  $.13  and  $.12  per share for the
  three months ended December 31, 1998 and 1997,
  respectively; $.26 and $.24  per share for the six months
  ended December 31, 1998 and 1997, respectively                            (15.8)          (15.7)           (32.1)          (32.0)
Exercise of stock options                                                    ( .5)           (1.4)            ( .6)           (6.0)
                                                                     -------------   -------------   --------------   -------------

Retained earnings at end of period                                   $    1,901.4    $    1,780.4    $     1,901.4    $    1,780.4
                                                                     =============   =============   ==============   =============

Basic earnings per share                                             $        .40    $        .44    $         .76    $        .84
                                                                     =============   =============   ==============   =============
Diluted earnings per share                                           $        .40    $        .44    $         .76    $        .83
                                                                     =============   =============   ==============   =============
Shares used in computation (in thousands)
   Basic earnings per share                                                                                122,929         133,735
                                                                                                     ==============   =============
   Diluted earnings per share                                                                              123,967         135,816
                                                                                                     ==============   =============









See notes to consolidated financial statements.

                           MORTON INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                        December 31               June 30
                                                                          1998                      1998
                                                                   -----------------          ---------------
                                                                      (Unaudited)
ASSETS
Current assets
   Cash and cash equivalents                                       $          169.5           $        138.0
   Receivables                                                                494.5                    468.6
   Inventories                                                                432.5                    381.0
   Prepaid expenses and other                                                 126.9                    125.4
                                                                     ---------------          ---------------
          Total current assets                                              1,223.4                  1,113.0
                                                                     ---------------          ---------------

Other assets
   Cost in excess of net assets of businesses
     acquired, less amortization                                              372.9                    357.4
   Investments in affiliates                                                   75.5                     73.9
   Miscellaneous                                                              133.8                    121.9
                                                                     ---------------          ---------------
                                                                              582.2                    553.2
                                                                     ---------------          ---------------

Property, plant and equipment, at cost                                      1,867.8                  1,773.1
   Less allowances for depreciation                                           966.3                    891.4
                                                                     ---------------          ---------------
                                                                              901.5                    881.7
                                                                     ---------------          ---------------
                                                                   $        2,707.1         $        2,547.9
                                                                     ===============          ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Notes payable and current portion of long-term debt             $          215.4         $           22.6
   Accounts payable                                                           238.1                    215.6
   Accrued salaries, wages and other compensation                              50.6                     52.1
   Other accrued expenses                                                     157.0                    159.3
   Income taxes                                                                22.7                     22.1
                                                                     ---------------          ---------------
          Total current liabilities                                           683.8                    471.7
                                                                     ---------------          ---------------

Long-term debt, less current portion                                          222.3                    222.5
Deferred income taxes                                                          73.3                     60.9
Accrued postretirement benefits other than pensions                           158.6                    157.9
Other noncurrent liabilities                                                  107.5                    103.8
                                                                     ---------------          ---------------
         Total noncurrent liabilities                                         561.7                    545.1
                                                                     ---------------          ---------------

Shareholders' equity
   Preferred Stock (par value $1.00 per share)
     Authorized - 25.0 shares, none issued
   Common Stock (par value $1.00 per share)
     Authorized - 500.0 shares
     Issued-140.1 shares at December 31 and
        June 30, 1998                                                         140.1                    140.1
   Retained earnings                                                        1,901.4                  1,840.3
   Accumulated other comprehensive income                                      (5.9)                   (19.2)
   Unamortized restricted stock award                                          ( .6)                    ( .7)
                                                                     ---------------          ---------------
                                                                            2,035.0                  1,960.5
   Less cost of common stock in treasury-  19.4 shares
    at December 31, 1998 and  13.3 shares at June 30, 1998                    573.4                    429.4
                                                                     ---------------          ---------------
          Total shareholders' equity                                        1,461.6                  1,531.1
                                                                     ---------------          ---------------
                                                                   $        2,707.1       $          2,547.9
                                                                     ===============          ===============



See notes to consolidated financial statements.

                           MORTON INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)


                                                                                  Cash Provided (Used)
                                                                                     Six Months Ended
                                                                                         December 31
                                                                         --------------------------------------
                                                                                1998                   1997
                                                                         ---------------         --------------

Operating Activities
Net income                                                               $         93.8          $       112.4
Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                                                69.7                   67.1
      Deferred income taxes                                                         3.6                     .1
      Undistributed earnings of affiliates                                         (3.4)                  (3.9)
      Changes in operating assets and liabilities
        net of effects of businesses acquired:
          Receivables                                                               5.0                  (58.2)
          Inventories and prepaid expenses                                        (37.2)                 (43.6)
          Accounts payable and accrued expenses                                    (2.7)                 (34.3)
          Accrued income taxes                                                     (1.8)                 (11.3)
          Other - net                                                             (11.1)                   6.0
                                                                         ---------------         --------------
            Net cash provided by operating activities                             115.9                   34.3
                                                                         ---------------         --------------

Investing Activities
  Purchase of property, plant and equipment                                       (55.5)                 (71.3)
  Proceeds from property and other asset disposals                                  1.7                    4.9
  Cash invested in businesses acquired                                            (30.7)                  ( .6)
  Investment in affiliates                                                         ( .8)                  (3.9)
                                                                         ---------------         --------------
            Net cash used for investing activities                                (85.3)                 (70.9)
                                                                         ---------------         --------------

Financing Activities
  Purchase of common stock for treasury                                          (145.8)                (239.2)
  Net increase (decrease) of short-term notes payable                             188.2                   (8.7)
  Repayment of long-term debt                                                      ( .1)                  ( .2)
  Stock option transactions                                                         1.0                    6.5
  Dividends paid                                                                  (32.1)                 (32.0)
                                                                         ---------------         --------------
            Net cash provided (used) by financing activities                       11.2                 (273.6)
                                                                         ---------------         --------------

Effect of foreign exchange rate changes on cash
  and cash equivalents                                                            (10.3)                   4.0
                                                                         ---------------         --------------
Increase (decrease) in cash and cash equivalents                                   31.5                 (306.2)
Cash and cash equivalents at beginning of year                                    138.0                  430.3
                                                                         ---------------         --------------
Cash and cash equivalents at end of period                               $        169.5          $       124.1
                                                                         ===============         ==============




See notes to consolidated financial statements.

                           MORTON INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Basis of Presentation
---------------------

The interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1999. It is suggested that the financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

Earnings Per Share
------------------

The numerators for the earnings per share disclosures on the accompanying unaudited Consolidated Statements of Income and Retained Earnings are the same as the income numbers shown on that Statement. Following is the computation of the denominator for the basic and diluted earnings per share calculations:

                                                       Six months ended
                                                          December 31
                                                    -----------------------
                                                        (in thousands)
                                                     1998            1997
                                                     ----            ----
Denominator for basic earnings per share            122,929         133,735
  -weighted average shares outstanding
Dilutive effect of employee stock options             1,038           2,081
                                                    -------         -------
Denominator for diluted earnings per share          123,967         135,816
                                                    =======         =======

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

The components of comprehensive income, net of tax, for the three and six month periods ended December 31, 1998 and 1997 are as follows:


                                                 Three Months Ended         Six Months Ended
                                                    December 31                December 31
                                                 ------------------         -----------------
                                                 1998       1997             1998       1997
                                                 ----       ----             ----       ----
                                                                 (in millions)
    Net income                                   $48.4      $58.2           $ 93.8     $112.4
    Foreign currency translation adjustments       (.2)      (2.3)            13.3       (4.1)
                                                 ------     ------          ------     -------
    Comprehensive income                         $48.2      $55.9           $107.1     $108.3
                                                 =====      =====           ======     ======




Accumulated other comprehensive income on the accompanying Consolidated Balance Sheets is net of deferred income tax benefits of $4.2 million and $16.7 million at December 31 and June 30, 1998, respectively.

Inventories
-----------

Inventories are stated at the lower of cost (principally last-in, first-out method) or market. Components of inventories are as follows:

                                                        Dec. 31        June 30
                                                          1998          1998
                                                        -------        -------
            Finished products and work-in-process       $342.3         $294.6
            Materials and supplies                        90.2           86.4
                                                        ------         ------
                                                        $432.5         $381.0


Item 2.  Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
                and Results of Operations
                -------------------------

Results of Operations
---------------------

Net income for the second quarter of fiscal 1999 was $48.4 million, down 17 percent from $58.2 million for the second quarter of fiscal 1998. Sales of $640.6 million for the second quarter of the current fiscal year showed a 4 percent decrease from the second quarter of fiscal 1998. While specialty chemicals business sales results were somewhat below last year, the major reason for the sales decline was the lack of ice control salt due to mild weather in the current year second quarter. Earnings per share were down 9 percent to 40 cents for the quarter on both a basic and diluted basis.

For the six month period ending December 31, 1998, sales were $1.2 billion, 3 percent below the same period in the prior year. Net income for the first six months of fiscal 1999 was $93.8 million versus $112.4 million for the first six months of fiscal 1998, a 17 percent decrease. Basic earnings per share were 76 cents for the first six months of fiscal 1999 compared to 84 cents for the same period of fiscal 1998. Fully diluted earnings per share decreased 8 percent from 83 cents in the first six months of fiscal 1998 to 76 cents in the same period of fiscal 1999.

In the second quarter of fiscal 1999, specialty chemical sales were down 1 percent to $423.9 million versus $426.6 million in the same period of fiscal 1998. Volume declined by 3 percent in the quarter versus last year's second quarter, and price was down 2 percent, but positive foreign exchange comparisons and the results of three recent acquisitions partially offset the declines. Of Morton's four business groups, only the electronic materials group was down as a result of both volume and price declines. Second quarter operating earnings for specialty chemicals were $55.6 million, down 8 percent from the second quarter of fiscal 1998. Much of the decline was related to weakness in both electronic materials and industrial coatings. Operating margins for the quarter were 13.1 percent versus 14.2 percent in last year's second quarter.

Product lines which had good sales growth in the second quarter included packaging adhesives, waterbased polymers, performance chemicals, plastic additives, automotive coatings and powder coatings. The combined sales of these product lines contributed 61 percent of the group's total sales and grew 6 percent over the second quarter of fiscal 1998. The sales improvement in packaging adhesives came from the acquisition of Poliolchimica, S.p.A. in the first quarter. Product lines with positive earnings comparisons in the quarter were packaging adhesives, waterbased polymers, plastic additives, automotive coatings and powder coatings. Earnings for these product lines constituted 63 percent of the group's total earnings and collectively showed a 17 percent improvement over the second quarter of fiscal 1998.

Specialty chemical sales for the first six months of fiscal 1999 were $850.2 million versus $860.3 million for the first six months of fiscal 1998, a 1 percent decline, with the electronic materials group the only one which showed negative sales comparisons. Results for the first six months of fiscal 1999 were favorably impacted by $22.8 million sales from the three acquisitions subsequent to the second quarter of fiscal 1998. Operating earnings for the specialty chemicals group for the first six months of fiscal 1999 declined by 10 percent to $120.0 million from $133.5 million for the first six months of fiscal 1998. The most significant earnings declines were in electronic materials and industrial coatings. Chemical operating margins for the first six months were
14.1 percent versus 15.5 percent for the prior year.

Among the product lines that had good sales improvement during the first six months of fiscal 1999 were packaging adhesives, waterbased polymers, performance chemicals and powder coatings. Cumulatively, they contributed 45 percent to chemical group sales and improved 6 percent from the first six months of fiscal 1998. These product lines contributed 55 percent of total operating earnings and had a 10 percent earnings improvement from fiscal 1998 to fiscal 1999 in the first six months.

Morton's salt business had sales of $216.7 million in the second quarter of fiscal 1999, a 9 percent decline compared to sales of $238.3 million in the year ago second quarter. Salt sales in the United States and Canada came in well below last year for the quarter reflecting ice control salt weakness, which was down 39 percent. Several product lines did show growth in the second quarter including water conditioning and grocery salt. European salt sales were up 8 percent in the quarter, primarily due to stronger ice control sales volumes. Salt operating earnings in the second quarter were $37.7 million, a 21 percent decline compared to last year's second quarter of $47.9 million. Overall operating margins for the same period came in at 17.4 percent against last year's 20.1 percent. Operating margins in the European salt business were 12.3 percent, an improvement over first quarter fiscal 1999 margins but below margins of 13.1 percent in the second quarter last year.

For the six month period ending December 31, 1998, salt sales were $384.2 million or 5 percent less than $405.9 million recorded in the prior year. The sales shortfall was due to North America operations which reflected weakness in ice control sales. However, improved sales over the prior fiscal year's six months were reflected in other product lines including water conditioning and grocery salt. European salt operations gained a 3 percent sales increase in the first six months of fiscal 1999 versus the same period of the prior year. For the six months ended December 31, 1998, operating earnings for the salt business were down 19 percent to $60.5 million from $74.9 million in the prior year. Operating margins for the first six months in fiscal 1999 in the European salt business were below the same period last year due in part to the strike in the first quarter.

Morton's corporate costs for the second quarter of fiscal 1999 were flat compared to the same period of the prior year. Corporate administrative and other expenses came in below last year's second quarter, but were offset by increased net interest expense resulting from the company's stock repurchase program. For the first six months of fiscal 1999, corporate costs were up 3 percent. The factors noted above were still present with the increase in net interest cost exceeding the reduction in other costs.

In the fourth quarter of fiscal year 1998, the company announced its plans to divest two product lines: highway traffic marking and injected colorants for plastics. In January 1999, letters of intent were signed to sell these product lines. Based on the terms of the letters of intent, the sales will not have a material impact on the company's results of operations.

Liquidity and Capital Resources
-------------------------------

Operating activities were a source of cash in the six month periods ended December 31, 1998 and 1997, providing $115.9 million and $34.3 million, respectively.

Net cash provided by operating activities was $115.9 million during the first six months of fiscal 1999 versus $34.3 million for the same period of fiscal 1998. In the first six months of the current fiscal year, depreciation and amortization provided $2.6 million more funds than during the same period of the prior year. Changes in operating assets and liabilities resulted in a use of $47.8 million in the first six months of fiscal 1999 compared to a $141.4 million use of funds last year. In the first six months of fiscal 1999, receivables provided funds of $5.0 million versus a $58.2 million use for the same period of the prior year. This change was caused by a stronger U.S. dollar and lower receivables in all business groups at December 31, 1998.

Investing activities in the first six months of fiscal 1999 were primarily the result of capital spending, which used $55.5 million of cash compared to $71.3 million in the same period in fiscal 1998, and $30.7 million cash invested in businesses acquired in fiscal 1999 compared to $.6 million in fiscal 1998. Expansion related to certain chemical products as well as basic upkeep of the salt and chemical manufacturing facilities continue to be the major areas of capital spending. Cash invested in businesses acquired in the first six months of fiscal 1999 was for the first quarter acquisition of two Italian chemical companies.

Financing activities for the six month period ending December 31, 1998 were a $11.2 million source of funds compared to a $273.6 million use of funds during the same period in the prior year. Accounting for much of the change was short-term notes payable, which resulted in a source of funds of $188.2 million for the first six months of fiscal 1999 versus a use of funds of $8.7 million for the same period of fiscal 1998. This increase was primarily related to the short-term financing of the stock repurchases. The common stock repurchase program resulted in a use of funds of $145.8 million in the first six months of fiscal 1999 and $239.2 million during the same period of last year. Since the spinoff in May 1997, Morton has repurchased 20.4 million shares as of December 31, 1998 bringing the shares outstanding to 120.7 million at that date. On October 22, 1998, the Company's Board of Directors approved the repurchase of an additional 8.0 million shares of which .4 million shares were repurchased at December 31, 1998. Dividends paid were $32.1 million and $32.0 million at the end of the first six months of fiscal 1999 and 1998, respectively.

The Company's current ratio was 1.8 at December 31, 1998, versus a 2.4 ratio at June 30, 1998. Total debt as a percentage of total capitalization at December 31, 1998 was 22.2 percent compared to 13.3 percent at June 30, 1998.

As of December 31, 1998, the Company had unexpended authorizations for fixed asset spending of $104.5 million. These authorizations related primarily to chemical facility expansion, product improvements, and facility upgrades on a company-wide basis.

Estimated cash flow from operations and current financial resources, including financing capacity, are expected to be adequate to fund the Company's anticipated working capital requirements, fixed asset spending, dividend payments, business acquisitions and share repurchases in the foreseeable future.

Year 2000 Compliance
--------------------

In 1997 management initiated a comprehensive study and program to prepare the Company's computer, manufacturing and facility systems, and the related systems applications, for the Year 2000. The Company is utilizing both internal and external resources to identify, correct or reprogram and test the systems for Year 2000 compliance. The Company expected these efforts to be completed primarily by December 31, 1998, and most of the target systems are now compliant. The few remaining systems will be completed on a timely basis. Some operations are already running successfully on Year 2000 compliant systems that were purchased and installed more than three years ago.

Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. The Company currently does not expect the amounts required to be incurred to have a material effect on its financial condition, results of operations or liquidity.

The Company also has communicated with its major suppliers and large customers to determine the extent and steps they are taking to be Year 2000 compliant. To date no significant issues have been identified; however, there can be no guarantee that the systems of other companies on which the Company's businesses rely will be converted in a timely manner and would not have an adverse effect on the Company's businesses.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's current best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the availability of new software and the ability of our customers and suppliers to be Year 2000 compliant.

Euro Conversion
---------------

The euro was introduced on January 1, 1999, at which time the conversion rates between existing sovereign currencies ("legacy currencies") and the euro were set for the participating European Monetary Union states. However, the legacy currencies in those states will continue to be used as legal tender through January 1, 2002. Thereafter, the legacy currencies will be canceled and euro bills and coins will be used in the participating states.

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

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

The 1998 annual meeting of shareholders of the Registrant occurred on October 22, 1998. The following matters were voted upon at the meeting: the election as a director of the Registrant of each of W. James Farrell, Richard L. Keyser, Rebecca A. McDonald and Roger W. Stone; and the ratification of the appointment of Ernst & Young LLP as independent auditors of the Registrant.

The results of the voting were as follows:


                             Votes         Votes Withheld/
Matter Voted                  For              Against*       Abstained

Election of
W. James Farrell           105,589,245        976,310

Election of
Richard L. Keyser          105,592,485        973,070

Election of
Rebecca A. McDonald        105,561,879      1,003,676

Election of
Roger W. Stone             105,538,254      1,027,301


Approval of
Ernst & Young LLP          126,183,379        188,842            193,334


*Numbers shown for Director elections are votes withheld. For the ratification of Ernst & Young LLP as auditors, numbers shown are votes against.

In addition to the directors elected at the meeting, the directors of the Registrant whose terms of office continued after the meeting are: Ralph M. Barford, James R. Cantalupo, Dennis C. Fill, William E. Johnston, Edward J. Mooney and S. Jay Stewart.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(1)    Exhibits (numbered in accordance with Item 601 of Regulation S-K).

    (27) (a)     Financial Data Schedules for the second quarter of fiscal 1999.

(2)    Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the fiscal quarter ended December 31, 1998.

                      *************************************

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               MORTON INTERNATIONAL, INC.
                                           ----------------------------------
                                                      (Registrant)


Date:      January 28, 1999             BY:      /S/ L. N. Liszt
     ---------------------------           ----------------------------------
                                                    L. N. Liszt
                                                     Controller
                                             (Principal Accounting Officer)