Form 10-Q
period 1999-03-31
MORTON INTERNATIONAL INC /IN/
filed 1999-04-29
CIK 1035972

                                 UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSIONPRIVATE ~
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999
                                       OR

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

                               Yes   X   No
                                   -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

           Class                                 Outstanding at March 31, 1999
-----------------------------                    -----------------------------
Common Stock, $1.00 par value                        121,128,867  shares

                           MORTON INTERNATIONAL, INC.
                         QUARTERLY REPORT ON FORM 10-Q



                                                                           INDEX
                                                                            PAGE
                                                                           -----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

            Consolidated Statements of Income and Retained
                     Earnings - Three months and Nine months ended
                     March 31, 1999 and 1998                                 3

            Consolidated Balance Sheets - March 31, 1999
                     and June 30, 1998                                       4

            Consolidated Statements of Cash Flows -
                     Nine months ended March 31, 1999 and 1998               5

            Notes to Consolidated Financial Statements -
                     March 31, 1999                                        6-7

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           7-13

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                   14

SIGNATURE                                                                   15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
-----------------------------------------

                           MORTON INTERNATIONAL, INC.
       CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
                       (IN MILLIONS EXCEPT PER SHARE DATA)


                                                                        Three Months Ended            Nine Months Ended
                                                                             March 31                     March 31
                                                                     --------------------------   ------------------------
                                                                        1999           1998          1999          1998
                                                                     -----------   ------------   -----------   ----------
Net sales                                                          $      746.9  $       660.5  $    1,981.3  $   1,926.7
Interest, royalties and sundry income                                       8.5            9.0          24.1         27.1
                                                                     -----------   ------------   -----------   ----------
                                                                          755.4          669.5       2,005.4      1,953.8
Deductions from income:
   Cost of products sold                                                  507.9          451.5       1,352.5      1,312.2
   Selling, administrative and general expense                            112.8           98.6         320.2        299.0
   Research and development expense                                        15.8           16.0          46.5         46.0
   Interest expense                                                         7.5            5.8          21.6         17.4
   Amortization of goodwill                                                 3.6            3.0          10.2          9.0
                                                                     -----------   ------------   -----------   ----------
                                                                          647.6          574.9       1,751.0      1,683.6
                                                                     -----------   ------------   -----------   ----------

Income before income taxes                                                107.8           94.6         254.4        270.2
Income taxes                                                               38.8           34.1          91.6         97.3
                                                                     -----------   ------------   -----------   ----------
Net income                                                                 69.0           60.5         162.8        172.9

Retained earnings at beginning of period                                1,901.4        1,780.4       1,840.3      1,706.0
Cash dividends:  $.13  and  $.12  per share for the
  three months ended March 31, 1999 and 1998,
  respectively; $.39 and $.36  per share for the nine months
  ended March 31, 1999 and 1998, respectively                             (15.7)         (15.7)        (47.8)       (47.7)
Exercise of stock options                                                  (3.2)          (2.3)         (3.8)        (8.3)
                                                                     -----------   ------------   -----------   ----------

Retained earnings at end of period                                 $    1,951.5  $     1,822.9  $    1,951.5  $   1,822.9
                                                                     ===========   ============   ===========   ==========

Basic earnings per share                                           $        .57  $         .47  $      1 .33  $     1 .31
                                                                     ===========   ============   ===========   ==========
Diluted earnings per share                                         $        .56  $         .46  $      1 .32  $     1 .29
                                                                     ===========   ============   ===========   ==========
Shares used in computation (in thousands)
   Basic earnings per share                                                                          122,265      132,415
                                                                                                  ===========   ==========
   Diluted earnings per share                                                                        123,594      134,444
                                                                                                  ===========   ==========









See notes to consolidated financial statements.

                           MORTON INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                    March 31                June 30
                                                                      1999                    1998
                                                                 ---------------        ---------------
                                                                  (Unaudited)
ASSETS
Current
assets
   Cash and cash equivalents                                   $          179.9     $            138.0
                                                                          518.4                  468.6
Receivables
                                                                          338.6                  381.0
Inventories
   Prepaid expenses and other                                             127.6                  125.4
                                                                 ---------------        ---------------
          Total current assets                                          1,164.5                1,113.0
                                                                 ---------------        ---------------

Other assets
   Cost in excess of net assets of businesses
     acquired, less amortization                                          367.0                  357.4
   Investments in affiliates                                               75.3                   73.9
                                                                          122.1                  121.9
Miscellaneous
                                                                 ---------------        ---------------
                                                                          564.4                  553.2
                                                                 ---------------        ---------------

Property, plant and equipment, at cost                                  1,831.7                1,773.1
   Less allowances for depreciation                                       953.4                  891.4
                                                                 ---------------        ---------------
                                                                          878.3                  881.7
                                                                 ---------------        ---------------
                                                               $        2,607.2       $        2,547.9
                                                                 ===============        ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current
liabilities
   Notes payable and current portion of long-term debt         $          114.7       $           22.6
   Accounts payable                                                       210.7                  215.6
   Accrued salaries, wages and other compensation                          66.4                   52.1
   Other accrued expenses                                                 142.3                  159.3
   Income                                                                  30.3                   22.1
taxes
                                                                 ---------------        ---------------
          Total current liabilities                                       564.4                  471.7
                                                                 ---------------        ---------------

Long-term debt, less current portion                                      221.2                  222.5
Deferred income taxes                                                      54.5                   60.9
Accrued postretirement benefits other than pensions                       159.5                  157.9
Other noncurrent liabilities                                              104.7                  103.8
                                                                 ---------------        ---------------
         Total noncurrent liabilities                                     539.9                  545.1
                                                                 ---------------        ---------------

Shareholders' equity
   Preferred  Stock (par value $1.00 per share)  Authorized - 25.0 shares,  none issued
   Common  Stock  (par  value  $1.00  per  share)   Authorized  -  500.0  shares
     Issued-140.1 shares at March 31, 1999 and
        June 30, 1998                                                     140.1                  140.1
   Retained earnings                                                    1,951.5                1,840.3
   Accumulated other comprehensive income                                (27.1)                 (19.2)
   Unamortized restricted stock award                                     ( .3)                  ( .7)
                                                                 ---------------        ---------------
                                                                        2,064.2                1,960.5
   Less cost of common stock in treasury-  19.0 shares
    at March 31, 1999 and  13.3 shares at June 30, 1998                   561.3                  429.4
                                                                 ---------------        ---------------
          Total shareholders' equity                                    1,502.9                1,531.1
                                                                 ---------------        ---------------
                                                               $        2,607.2     $          2,547.9
                                                                 ===============        ===============


See notes to consolidated financial statements.

                           MORTON INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                            Cash Provided (Used)
                                                                              Nine Months Ended
                                                                                  March 31
                                                                   --------------------------------------
                                                                        1999                    1998
                                                                   ---------------         --------------
Operating Activities
Net income                                                     $            162.8      $
                                                                                                   172.9
Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
    activities:
      Depreciation and amortization                                         105.3
                                                                                                    97.9
      Deferred income taxes                                                   6.0                     .3
      Undistributed earnings of affiliates                                  (3.5)
                                                                                                   (1.7)
      Changes in operating  assets and  liabilities net of effects of businesses acquired:
          Receivables
                                                                           (39.6)                 (28.3)
          Inventories and prepaid expenses                                   39.3
                                                                                                  (27.0)
          Accounts payable and accrued expenses                            (12.7)
                                                                                                  (54.7)
          Accrued income taxes                                               10.8
                                                                                                     3.6
          Other - net                                                       (5.2)
                                                                                                     2.8
                                                                   ---------------         --------------
            Net cash provided by operating activities
                                                                            263.2                  165.8
                                                                   ---------------         --------------

Investing Activities
  Purchase of property, plant and equipment                                (85.0)
                                                                                                 (102.5)
  Proceeds from property and other asset disposals                            3.8
                                                                                                     5.3
  Cash invested in businesses acquired                                     (34.1)                (18 .1)
  Investment in affiliates                                                  ( .8)
                                                                                                   (4.7)
                                                                   ---------------         --------------
            Net cash used for investing activities
                                                                          (116.1)                (120.0)
                                                                   ---------------         --------------

Financing Activities
  Purchase of common stock for treasury                                   (145.8)
                                                                                                 (326.8)
  Net increase of short-term notes payable                                   91.1
                                                                                                    42.2
  Repayment of long-term debt                                              (2 .8)                  ( .3)
  Stock option transactions                                                   8.7
                                                                                                     8.4
  Dividends paid                                                           (47.8)
                                                                                                  (47.7)
                                                                   ---------------         --------------
            Net cash used by financing activities
                                                                           (96.6)                (324.2)
                                                                   ---------------         --------------

Effect of foreign exchange rate changes on cash
  and cash equivalents                                                      (8.6)
                                                                                                     4.8
                                                                   ---------------         --------------
Increase (decrease) in cash and cash equivalents                             41.9
                                                                                                 (273.6)
Cash and cash equivalents at beginning of year                              138.0
                                                                                                   430.3
                                                                   ---------------         --------------
Cash and cash equivalents at end of period                     $                       $
                                                                            179.9                  156.7
                                                                   ===============         ==============



See notes to consolidated financial statements.

                           MORTON INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Basis of Presentation
---------------------

The interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1999. It is suggested that the financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

Earnings Per Share
------------------

The numerators for the earnings per share disclosures on the accompanying unaudited Consolidated Statements of Income and Retained Earnings are the same as the income numbers shown on that Statement. Following is the computation of the denominator for the basic and diluted earnings per share calculations:

                                Nine months ended
                                    March 31
                                                 -------------------------
                                 (in thousands)
                                    1999 1998
                                                 -------           -------
Denominator for basic earnings per share         122,265           132,415
  -weighted average shares outstanding
Dilutive effect of employee stock options          1,329             2,029
                                                 -------           -------
Denominator for diluted earnings per share       123,594           134,444

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

The components of comprehensive income, net of tax, for the three and nine month periods ended March 31, 1999 and 1998 are as follows:

                      Three Months Ended Nine Months Ended
                                March 31 March 31
                                           ------------------  -----------------
                                             1999      1998     1999     1998
                                             ----      ----     ----     ----
                                  (in millions)
 Net income                                  $69.0    $60.5    $162.8   $172.9
 Foreign currency translation adjustments    (21.2)    (4.9)     (7.9)    (9.0)
                                             -----    -----     -----    -----
 Comprehensive income                        $47.8    $55.6    $154.9   $163.9
                                             =====    =====    ======   ======

Accumulated other comprehensive income on the accompanying Consolidated Balance Sheets is net of deferred income tax benefits of $21.6 million and $16.7 million at March 31, 1999 and June 30, 1998, respectively.

Inventories
-----------

Inventories are stated at the lower of cost (principally last-in, first-out method) or market. Components of inventories are as follows:

                                                     March 31        June 30
                                                       1999            1998
                                                     --------        --------
         Finished products and work-in-process        $253.6          $294.6
         Materials and supplies                         85.0            86.4
                                                     --------        --------
                                                      $338.6          $381.0


Intangible Assets
-----------------

The Company reviews the recoverability of the carrying amount of goodwill by assessing significant changes in the extent or manner in which an asset is used and considers a significant physical change in the asset and significant adverse changes in legal factors or the business climate that could affect the value of the asset. The company also considers current period operating and cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for producing revenue. Goodwill and associated long-lived assets are considered impaired to the extent the carrying amount of the asset exceeds its fair market value.

Item 2.  Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
             and Results of Operations
             -------------------------

Merger
------

On February 1, 1999, the Company and Rohm and Haas Company announced that the companies had entered into a definitive merger agreement. Under that agreement, Rohm and Haas would acquire the Company in a cash and stock transaction valued at $4.9 billion including debt assumption through a two-step transaction, the first step of which was a tender offer for up to 80,916,766 shares of Company common stock at $37.125 per share. When the tender offer was unsuccessful, in accordance with the terms of the merger agreement, Rohm and Haas withdrew its tender offer, and proceeded to seek to complete its acquisition of the Company through a single-step merger under which the Company's shareholders would receive a mixture of cash and Rohm and Haas common stock for their shares of Company common stock.

Subject to the approval by the Company's and Rohm and Haas' shareholders and other customary conditions, the Company will merge with a subsidiary of Rohm and Haas Company and will be the surviving corporation in the merger. The required regulatory clearances have been received, and the Company currently expects to complete the merger by the end of June 1999.

The Company has set a record date of May 4, 1999 for a special meeting of shareholders to approve the merger agreement. Shareholders of record at the close of business on that date will be entitled to attend the meeting to be held on a date to be announced in the notice for the meeting and vote on the merger proposal.

Results of Operations
---------------------

Net income for the third quarter of fiscal 1999 was $69.0 million, up 14 percent from $60.5 million for the third quarter of fiscal 1998. Sales of $746.9 million for the third quarter of the current fiscal year showed a 13 percent increase from the third quarter of fiscal 1998. The salt business turned in the strongest results, benefiting from excellent ice control sales both in North America and Europe. Comparisons for the salt business were aided by last year's El Nino weather pattern, which reduced ice control salt demand; however, severe winter storms in several of Morton's key markets in this year's third quarter also meant a substantial amount of ice control salt was sold. Many of the specialty chemicals product lines also had strong performances, which helped overcome disappointing results from the electronic materials product lines. Earnings per share were up 21 percent and 22 percent to 57 cents and 56 cents for the quarter on a basic and diluted basis, respectively.

For the nine month period ending March 31, 1999, sales were approximately $2.0 billion, 3 percent above the same period in the prior year. Net income for the first nine months of fiscal 1999 was $162.8 million versus $172.9 million for the first nine months of fiscal 1998, a 6 percent decrease. Basic earnings per share were $1.33 for the first nine months of fiscal 1999 compared to $1.31 for the same period of fiscal 1998. Fully diluted earnings per share increased 2 percent from $1.29 in the first nine months of fiscal 1998 to $1.32 in the same period of fiscal 1999.

In the third quarter of fiscal 1999, specialty chemical sales were up 2 percent to $437.8 million versus $429.4 million in the same period of fiscal 1998. Volume and price both declined by 1 percent in the quarter versus last year's third quarter, but positive foreign
                                       8
exchange comparisons and the results of three recent acquisitions more than offset the declines. The electronic materials group was down as a result of both volume and price declines. Third quarter operating earnings for specialty chemicals were $62.7 million, up 1 percent from the third quarter of fiscal 1998. The increase was related to adhesives and polymers and chemical specialties. Operating margins for the quarter were 14.3 percent versus 14.5 percent in last year's third quarter.

Product  lines  which  had good  sales  growth  in the  third  quarter  included packaging adhesives, industrial adhesives, performance chemicals, plastic additives, dyes and industrial, automotive and powder coatings. The combined sales of these product lines contributed 76 percent of the group's total sales and grew 11 percent over the third quarter of fiscal 1998. The sales improvement in packaging adhesives and chemical specialties benefited from acquisitions earlier in the fiscal year. Morton's breakthrough Lamineer( powder coatings product had increased sales in the quarter. Product lines with positive earnings comparisons in the quarter were packaging adhesives, industrial adhesives, waterbased polymers, thermoplastic polyurethanes, performance chemicals, plastic additives, polysulfide sealants, dyes and automotive coatings. Earnings for these product lines constituted 83 percent of the group's total earnings and collectively showed a 25 percent improvement over the third quarter of fiscal 1998. Electronic materials sales during the quarter were almost 20 percent below last year's third quarter; the business group also showed a small operating loss. Excluding electronic materials results, chemical earnings and margins improved by 15 percent and 140 basis points, respectively.

Specialty chemical sales for the first nine months of fiscal 1999 were $1.3 billion, flat with the same period last year. Electronic materials was the only group which showed negative sales comparisons. Results for the first nine months of fiscal 1999 were favorably impacted by $41.1 million increased sales from the three acquisitions subsequent to the second quarter of fiscal 1998. Operating earnings for the specialty chemicals group for the nine months of fiscal 1999 declined by 7 percent to $182.7 million from $195.6 million for the first nine months of fiscal 1998. The most significant earnings declines were in electronic materials and industrial coatings. Chemical operating margins for the first nine months were 14.2 percent versus 15.2 percent for the prior year.

Among the product lines that had good sales improvement during the first nine months of fiscal 1999 were packaging adhesives, industrial adhesives, performance chemicals, plastic additives, dyes and automotive and powder coatings. Cumulatively, they contributed 64 percent to chemical group sales and improved 7 percent from the first nine months of fiscal 1998. These product lines contributed 86 percent of total operating earnings and had a 5 percent earnings improvement from fiscal 1998 to fiscal 1999 in the first nine months.

Morton's salt business had sales of $309.1 million in the third quarter of fiscal 1999, a 34 percent increase compared to sales of $231.1 million in the year ago third quarter. North American sales were up 33 percent and European salt sales were up 35 percent. Ice control salt and most other salt product lines contributed to the increase in North America, while ice control salt volume was the primary contributor to the increase in Europe. Salt operating earnings in the third quarter were $64.8 million, a 30 percent increase compared to last year's third quarter of $50.0 million. Overall operating margins for the same period came in at 21.0 percent against last year's 21.6 percent. North American salt operating margins were almost 300 basis points below last year due to lower ice control pricing while European salt operating margins were up dramatically to almost 18 percent.

For the nine month period ending March 31, 1999, salt sales were $693.3 million or 9 percent greater than $637.0 million recorded in the prior year. The sales increase reflected an 8 percent increase in North America and a 13 percent increase in Europe. The increase was caused by the same products noted above for the third quarter. Operating earnings for the same period of fiscal 1999 were $125.3 million, flat with operating earnings in the nine months ended March 31, 1998. Reasons include the lack of early fill up orders due to last year's El Nino impact on ice control inventories and pricing plus mild winter weather in the second quarter.

Morton's corporate costs for the third quarter of fiscal 1999 were up 12 percent compared to the same period of the prior year. The majority of the increase was caused by increased net interest expense resulting from the company's stock repurchase program. For the first nine months of fiscal 1999, corporate costs were up 7 percent. An increase in net interest cost exceeded the reduction in corporate administrative expenses and other costs.

In the fourth quarter of fiscal year 1998, the company announced its plans to divest two businesses: highway traffic marking and injected colorants for plastics. The injected colorants business was sold in March 1999, and a definitive agreement was entered into for the sale of the highway traffic marking business. In April 1999, the company sold its global latex floor care product line. These sales will not have a material impact on the company's results of operations.

Liquidity and Capital Resources
-------------------------------

Operating activities were a source of cash in the nine month periods ended March 31, 1999 and 1998, providing $263.2 million and $165.8 million, respectively. Net income was $162.8 million during the first nine months of fiscal 1999 versus $172.9 million for the same period of fiscal 1998. In the first nine months of the current fiscal year, depreciation and amortization provided $7.4 million more funds than during the same period of the prior year. Changes in operating assets and liabilities resulted in a use of $7.4 million in the first nine months of fiscal 1999 compared to a $103.6 million use of funds last year. In the first nine months of fiscal 1999, inventories and prepaid expenses provided funds of $39.3 million versus a $27.0 million use for the same period of the prior year. Accounts payable and accrued expenses were a $12.7 million and $54.7 million use of funds for the first nine months of fiscal years 1999 and 1998, respectively. Nine month changes in inventories and prepaid expenses and accounts payable and accrued expenses were significantly influenced by a reduction in inventory and increased payables and accrued expenses at March 31, 1999 due to increased ice control sales in the third quarter of fiscal 1999 versus the same period in fiscal 1998.

Investing activities in the first nine months of fiscal 1999 were primarily the result of capital spending, which used $85.0 million of cash compared to $102.5 million in the same period in fiscal 1998, and $34.1 million cash invested in businesses acquired in fiscal 1999 compared to $18.1 million in fiscal 1998. Expansion related to certain chemical products as well as basic upkeep of the salt and chemical manufacturing facilities continue to be the major areas of capital spending. Cash invested in businesses acquired in the first nine months of fiscal 1999 was for the acquisition of two small Italian chemical companies.

Financing activities for the nine month period ending March 31, 1999 were a $96.6 million use of funds compared to a $324.2 million use of funds during the same period in the prior year. The common stock repurchase program resulted in a use of funds of $145.8 million in the first nine months of fiscal 1999 and $326.8 million during the same period of last year. Since the spinoff in May 1997, Morton has repurchased 20.4 million shares as of March 31, 1999 bringing the shares outstanding to 121.1 million at that date. On October 22, 1998, the Company's Board of Directors approved the repurchase of an additional 8.0 million shares of which .4 million shares were repurchased at March 31, 1999. Short-term notes payable resulted in a source of funds of $91.1 million for the first nine months of fiscal 1999 versus a source of funds of $42.2 million for the same period of fiscal 1998. This increase was primarily related to the short-term financing of the stock repurchases. Dividends paid were $47.8 million and $47.7 million at the end of the first nine months of fiscal 1999 and 1998, respectively.

The Company's current ratio was 2.1 at March 31, 1999, versus a 2.4 ratio at June 30, 1998. Total debt as a percentage of total capitalization at March 31, 1999 was 17.7 percent compared to 13.3 percent at June 30, 1998.

As of March 31, 1999, the Company had unexpended authorizations for fixed asset spending of $103.6 million. These authorizations related primarily to chemical facility expansion, product improvements, and facility upgrades on a company-wide basis.

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

Maintenance or modification costs are expensed as incurred, while the costs of new software are capitalized and amortized over the software's useful life. The Company currently does not expect the cost of such modifications to exceed $5 million, of which over sixty percent has been spent through March 31, 1999.

The Company engaged various consultants to review certain aspects of Year 2000 readiness at selected manufacturing locations. In addition, the Company has and continues to test its systems software for Year 2000 readiness. As a result of these reviews, no significant issues were identified.

The Company also has communicated with its major and critical suppliers and large customers, as well as many others, to determine the extent and steps they are taking to be Year 2000 compliant. Such communications included initial letters, second requests to non-respondents and phone calls and site visits to selected critical customers and suppliers. To date no significant issues have been identified; however, there can be no guarantee that the systems of other companies on which the Company's businesses rely will be converted in a timely manner or that the failure to be timely converted would not have an adverse effect on the Company's businesses. The Company expects the communications process to be completed by June 30, 1999. In addition, the Company is identifying and qualifying alternative sources of supply and, where practicable, will stockpile selected materials and supplies. This contingency plan will be completed during the second half of 1999.

Although the Company believes its internal systems will be Year 2000 ready, the Company could experience a loss of access to services from public utilities as a result of the utilities' failure to be Year 2000 compliant. In the worst case scenario, the Company's access to power sources could be cut-off at major facilities for an extended period. The Company believes this scenario is unlikely and any form of alternative power replacement for an extended period would be cost prohibitive. Accordingly, no contingency plan has been developed.

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

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(1)      Exhibits (numbered in accordance with Item 601 of Regulation S-K)

     (10)(a) Employment Agreement, dated as of January 31, 1999, by and among Rohm and Haas Company, Morton International, Inc. and S. Jay Stewart, incorporated by reference to Exhibit 5 to the Company's
               Schedule 14D-9 filed February 5, 1999.

     (10)(b) Amendment, dated as of January 31, 1999, by and among Morton International, Inc., Rohm and Haas Company and William E. Johnston, to Employment Agreement, dated as of March 22, 1990, by and between the Company and William E. Johnston, incorporated by reference to Exhibit 6 to the Company's Schedule 14D-9 filed February 5, 1999.


     (27)(a) Financial Data Schedules for the third quarter of fiscal 1999.

(2)       Reports on Form 8-K.

               During the quarter, the Company filed the following current report on Form 8-K: Dated February 1, 1999, Agreement and Plan of Merger among the Company, Rohm and Haas Company, a Delaware corporation, and Gershwin Acquisition Corp. (now known as Morton Acquisition Corp.), an Indiana corporation and a wholly-owned subsidiary of Rohm and Haas Company.

                     *************************************

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           MORTON INTERNATIONAL, INC.
                                              ----------------------------------
                                  (Registrant)


Date:      April 29, 1999                    BY:       /s/ L. N. Liszt
      ---------------------------              --------------------------------
                                                           L. N. Liszt
                                                           Controller
                                                  (Principal Accounting Officer)